Form 10-Q
period 2019-03-31
Harpoon Therapeutics, Inc.
filed 2019-05-09
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-38800

Harpoon Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3458693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Shoreline Court, Suite 250

South San Francisco, CA 94080

(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 443-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	HARP	Nasdaq Global Select Market

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of April 30, 2019 was 24,367,173.

HARPOON THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

TABLE OF CONTENTS

PART II. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “company,” “Harpoon,” “we,” “us” and “our” refer to Harpoon Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARPOON THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$95,926	$89,493
Short-term marketable securities	42,646	—
Prepaid expenses and other current assets	2,081	730
Total current assets	140,653	90,223
Property and equipment, net	5,502	2,998
Long-term marketable securities	8,978	—
Operating lease right-of-use asset	8,116	—
Tenant improvement allowance receivable	3,078	5,784
Other assets	605	3,575
Total assets	$166,932	$102,580
Liabilities, convertible preferred stock and stockholders' deficit
Current liabilities
Accounts payable	3,411	4,357
Accrued liabilities	3,664	3,341
Deferred revenue, current	4,250	4,250
Operating lease liabilities, current	572	—
Total current liabilities	11,897	11,948
Deferred revenue, noncurrent	6,729	7,792
Operating lease liabilities, net of current portion	14,712	—
Other long-term liabilities	—	6,742
Total liabilities	33,338	26,482
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value; no shares and 82,000,000 shares authorized at March 31, 2019 and December 31, 2018, respectively; no shares and 16,618,448 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively; $0 and $130,178 aggregate liquidation preference at March 31, 2019 and December 31, 2018, respectively	—	129,577
Stockholders' (deficit) equity
Common stock, $0.0001 par value; 150,000,000 shares and 114,000,000 shares authorized at March 31, 2019 and December 31, 2018, respectively; 24,351,948 shares and 1,383,221 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3	1
Additional paid-in capital	209,735	9,111
Accumulated other comprehensive income	26	—
Accumulated deficit	(76,170)	(62,591)
Total stockholders' equity (deficit)	133,594	(53,479)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$166,932	$102,580

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue
Collaboration and license revenue	$1,063	$1,563
Total revenue	1,063	1,563
Operating expenses
Research and development	9,382	5,533
General and administrative	5,832	982
Total operating expenses	15,214	6,515
Loss from operations	(14,151)	(4,952)
Interest income	532	73
Other income (expense)	40	(2)
Net loss	(13,579)	(4,881)
Other comprehensive loss:
Net unrealized gain on marketable securities	26	—
Comprehensive loss	$(13,553)	$(4,881)
Net loss per share, basic and diluted	$(0.92)	$(5.04)
Weighted-average common shares used in computing net loss per share, basic and diluted	14,750,260	969,235

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share data)

	Convertible				Additional	Note Receivable	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stockholder	Income	Deficit	Equity (Deficit)
Balances at December 31, 2018	16,618,448	129,577	1,211,419	1	9,111	—		(62,591)	(53,479)
Conversion of Series A, B, and C convertible preferred stock into common stock	(16,618,448)	(129,577)	16,618,448	1	129,575	—	—	—	129,576
Issuance of common stock upon exercise of warrants	—	—	563,043	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of offering costs of $10,122	—	—	5,769,201	1	70,646	—	—	—	70,647
Issuance of common stock for exercise of stock options	—	—	18,036	—	25	—	—	—	25
Vesting of early exercised stock options	—	—	11,900	—	9	—	—	—	9
Stock-based compensation	—	—	—	—	369	—	—	—	369
Vesting of Founder's shares	—	—	16,302	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(13,579)	(13,579)
Other comprehensive income	—	—	—	—	—	—	26		26
Balances at March 31, 2019	—	—	24,208,349	3	209,735	—	26	(76,170)	133,594

	Convertible				Additional	Note Receivable	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stockholder	Income	Deficit	Equity (Deficit)
Balances at December 31, 2017	6,989,973	39,841	948,294	1	8,309	(28)	—	(35,225)	(26,943)
Issuance of common stock for exercise of stock options	—	—	10,248	—	7	—	—	—	7
Vesting of early exercised stock options	—	—	4,575	—	3	—	—	—	3
Stock-based compensation	—	—	—	—	147		—	—	147
Vesting of Founder's shares	—	—	20,980	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(4,881)	(4,881)
Balances at March 31, 2018	6,989,973	39,841	984,097	1	8,466	(28)	—	(40,106)	(31,667)

HARPOON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(13,579)	$(4,881)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	369	147
Depreciation and amortization	297	139
Non cash lease expense	288	—
Net amortization of discounts on marketable securities	(45)	—
Changes in operating assets and liabilities
Accounts receivable	—	(500)
Prepaid expenses and other assets	(1,350)	(121)
Other assets	2,969	—
Accounts payable	(771)	(509)
Accrued liabilities	323	(359)
Deferred revenue	(1,063)	(1,063)
Operating lease liabilities	137	—
Other long-term liabilities	—	6
Net cash used in operating activities	(12,425)	(7,141)
Cash flows from investing activities
Purchases of property and equipment	(72)	(92)
Purchases of marketable securities	(51,577)	—
Net cash used in investing activities	(51,649)	(92)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of commissions	70,473	—
Proceeds from issuance of common stock upon exercise of stock options, net	34	10
Net cash provided by financing activities	70,507	10
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,433	(7,223)
Cash, cash equivalents, and restricted cash at beginning of period	89,960	29,423
Cash, cash equivalents, and restricted cash at end of period	$96,393	$22,200
Supplemental disclosures of non-cash investing and financing information
Conversion of preferred stock to common stock and additional paid-in capital	$129,577	$—
Purchases of property and equipment included in accounts payable	$23	$210
Right-of-use asset obtained in exchange for lease obligation	$8,404	$—
Tenant improvements provided by landlord	$2,706	$—
Initial public offering costs included in accounts payable	$174	$—

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Notes to the Condensed Financial Statements

(unaudited)

1.	Organization

Description of Business

Harpoon Therapeutics, Inc. (the “Company”) is a clinical-stage immunotherapy company developing a novel class of T cell engagers that harness the power of the body’s immune system to treat patients suffering from cancer and other diseases. T cell engagers are engineered proteins that direct a patient’s own T cells to kill target cells that express specific proteins, or antigens, carried by the target cells. Using a proprietary Tri-specific T cell Activating Construct, (“TriTAC”), platform, the Company is developing a pipeline of novel T cell engagers, or TriTACs, initially focused on the treatment of solid tumors and hematologic malignancies. The Company was incorporated in Delaware in March 2015 and is headquartered in South San Francisco, California.

Initial Public Offering

On February 7, 2019, the Company’s registration statement on Form S-1 relating to its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission and shares of its common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on February 8, 2019. The public offering price of the shares sold in the IPO was $14.00 per share. The IPO closed in February 2019, pursuant to which the Company sold 5,769,201 shares of common stock, for gross proceeds of approximately $80.8 million, including the exercise in part of the underwriters’ option to purchase additional shares.  The Company received net proceeds from the IPO of approximately $70.7 million, after underwriting discounts, commissions and offering costs.

Immediately prior to the completion of the IPO on February 12, 2019, all outstanding shares of redeemable convertible preferred stock, including preferred stock warrants, were converted into 17,181,491 shares of common stock and $129.6 million was reclassified from temporary equity to additional paid-in capital on the balance sheet. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of March 31, 2019, the Company had an accumulated deficit of $76.2 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of March 31, 2019, the Company had cash, cash equivalents, and marketable securities of $147.6 million, which is available to fund future operations. The Company believes that the proceeds from the IPO, along with the Company’s cash and cash equivalents balance as of March 31, 2019, provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying condensed financial statements. The Company will need to raise additional capital to support the completion of its research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ( “GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of SEC Regulation S-X for interim financial information.

The accompanying unaudited condensed financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 14, 2019 (the "2018 Annual Report on Form 10-K"). The condensed Balance Sheet as of December 31, 2018 was derived from the audited annual financial statements as of the period then ended. Certain information and footnote disclosures typically included in the Company's audited financial statements have been condensed or omitted. The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. The accompanying unaudited condensed financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the three months ended March 31, 2019, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2018 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 2, "Summary of Significant Accounting Policies," to the Company’s audited financial statements included in the 2018 Annual Report on Form 10-K which have been prepared in accordance with GAAP.

Reverse Stock Split

On January 28, 2019, the Company filed an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock and convertible preferred stock on a 4.9175-for-one basis (the “Reverse Stock Split”). The par value and the authorized number of shares of the convertible preferred stock and common stock were not adjusted in connection with the Reverse Stock Split. All references to common stock, convertible preferred stock, warrants to purchase common stock, options to purchase common stock, early exercised options, restricted stock, share data, per share data and related information contained in the accompanying condensed financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed financial statements include, but are not limited to, the fair value of common stock, the fair value of stock options, the research period of the collaboration agreement with AbbVie Biotechnology Ltd., operating lease liabilities, income tax uncertainties and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

The Company maintained restricted cash of $0.5 million for both periods ended as of March 31, 2019 and December 31, 2018, respectively. This amount as of March 31, 2019 and December 31, 2018 are included within “Other assets” in the accompanying balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters entered into in August 2018 as discussed in Note 7.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	As of
	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
	(in thousands)
Balance Sheets
Cash and cash equivalents	$95,926	$89,493	$22,200	$29,423
Restricted cash (included in other assets)	467	467	—	—
Cash, cash equivalents and restricted cash in Statements of Cash Flows	$96,393	$89,960	$22,200	$29,423

     Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities or long-term marketable securities on the balance sheets. Marketable securities with a maturity date greater than 90 days and less than one year at each balance sheet date are classified as short-term. Marketable securities with a maturity date greater than one year at each balance sheet date are classified as long-term. All of our marketable securities are considered available-for-sale and are reported at fair value with unrealized gains and losses included as a component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest income, net on the statements of operations. The cost of securities sold is determined using specific identification.

The Company periodically evaluates whether declines in the fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the marketable security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and the Company’s strategy and intentions for holding the marketable security.

Concentration of Credit Risk

Cash, cash equivalents and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk, to the extent of the amounts recorded on the balance sheets. The Company minimizes the amount of credit exposure by investing cash that is not required for immediate operating needs in money market funds and marketable securities.

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions to determine the present value of the lease payments.

The lease payments used to determine the Company’s operating lease assets may include lease incentives and stated rent increases and are recognized in the Company’s operating lease assets in the condensed balance sheets. Operating lease liabilities are accreted over the term of the lease using the incremental borrowing rate and the associated expense is recorded to operating expenses in the condensed statement of operations and comprehensive loss. Operating lease assets are amortized to rent expense over the lease term and included in operating expenses in the condensed statement of operations and comprehensive loss. Variable lease payments are recognized as the associated obligation is incurred.

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

The carrying amounts reflected in the accompanying balance sheets for cash and cash equivalents, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

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

Revenue Recognition

Effective January 1, 2017, the Company early adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”) on a full retrospective basis. This standard applies to all contracts with customers. In accordance with Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of Topic 606, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts due to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional.

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

Effective January 1, 2018, the Company early adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new guidance requires equity-classified share-based payment awards issued to nonemployees to be measured on the grant date, instead of being measured through the performance completion date under the current guidance. For stock-based awards issued to non-employees, the Company records expense related to stock options based on the fair value of the options calculated using the Black-Scholes option-pricing model based on the measured grant date.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. As discussed in Note 9, the unvested portion of early exercised stock options are excluded from the computation of weighted average shares as the continuing vesting of such shares is contingent on the holders’ continued service to the Company. Diluted net loss per share is the same as basic net loss per share for each period presented, since the effects of potentially dilutive securities are antidilutive given the net loss of the Company.

Comprehensive Income (Loss)

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss, primarily unrealized gains or losses on the Company’s marketable securities.

Deferred Offering Costs

The Company had deferred offering costs consisting of legal, accounting and other fees and costs directly attributable to the IPO, which was completed in February 2019. The deferred offering costs were offset against the gross proceeds of the IPO.  As of March 31, 2019 and December 31, 2018, zero and $3.0 million of deferred offering costs were included in other assets on the balance sheets, respectively.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the accompanying condensed financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

As described in “Recently Adopted Accounting Pronouncements” below, the Company early adopted ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606), ASU No. 2016-09, Stock Compensation—Improvements to Employee Share-Based Payment Accounting, ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, and ASU No. 2016-02, (Topic 842), Leases, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 (Topic 842), Leases (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company for the year ending December 31, 2020 and all interim periods thereafter. Effective January 1, 2019, the Company early adopted ASU No. 2016-02 using the alternative transition approach provided by ASU No. 2018-11. The Company elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. The Company also elected the short-term lease practical expedient, which allowed the Company to not recognize leases with a term of less than 12 months on the balance sheets. In addition, the Company elected the lease and non-lease components practical expedient, which allowed the Company to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $8.4 million and $15.1 million, respectively, on the balance sheets as of January 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s Tizona Lease and Cove Lease (see Note 7), discounted using the Company’s incremental borrowing rate as of January 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities, adjusted for the unamortized lease incentives received and the cumulative difference between rent expense and amounts paid under the Tizona Lease and Cove Lease. The adoption of ASU 2016-02 did not have a material impact on either the statement of operations or statement of cash flows for the three months ended March 31, 2019.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provided amended guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”). The Company adopted the new standard on January 1, 2019 and did not have income tax effects of the Tax Act related to unrealized gains and losses on its marketable securities.  The adoption of this standard did not have an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements at March 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$61,697	$61,697	$—	$—
U.S. government treasuries	29,925	29,925	—	—
Corporate debt securities	1,074	—	1,074	—
U.S. government agency securities	1,841	—	1,841	—
Short-term marketable securities
U.S. government treasuries	19,834	14,859	4,975	—
Corporate debt securities	12,150	—	12,150	—
U.S. government agency securities	10,662	—	10,662	—
Long-term marketable securities
Corporate debt securities	8,482	—	8,482	—
U.S. government agency securities	496	—	496	—
Total assets	$146,161	$106,481	$39,680	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$60,396	60,396	$—	$—
Total assets	$60,396	$60,396	$—	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company had no Level 3 assets or liabilities as of March 31, 2019 and December 31, 2018. There were no transfers between Level 1 and Level 2 for the periods ended March 31, 2019 and December 31, 2018.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of March 31, 2019 and December 31, 2018.

4.	Available-for-Sale Securities

All marketable securities were considered available-for-sale at March 31, 2019. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
U.S. government treasuries	$29,924	$1	$—	$29,925
U.S. government agency securities	1,841	—	—	1,841
Corporate debt securities	1,074	—	—	1,074
Money market funds	17,424	—	—	17,424
Total cash equivalents	50,263	1	—	50,264
Short-term marketable securities:
U.S. government treasuries	14,855	6	—	14,861
U.S. government agency securities	10,656	4	—	10,660
U.S. government securities	4,974	4	—	4,978
Corporate debt securities	12,147	1	(2)	12,146
Total short-term marketable securities	42,632	15	(2)	42,645
Long-term marketable securities:
U.S. government agency securities	495	1	—	496
Corporate debt securities	8,472	11	—	8,483
Total long-term marketable securities	8,967	12	—	8,979
Total	$101,862	$28	$(2)	$101,888

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$60,396	$—	$—	$60,396
Total cash equivalents	$60,396	$—	$—	$60,396

As of March 31, 2019 and December 31, 2018, certain of the Company’s marketable securities were in an unrealized loss position. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment for the three months ended March 31, 2019. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than 12 months or the loss is not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Laboratory equipment	$2,439	$2,402
Furniture and fixtures	312	312
Computer equipment and software	56	32
Leasehold improvements	360	360
Construction in progress	3,646	906
	6,813	4,012
Less: Accumulated depreciation and amortization	(1,311)	(1,014)
Total property and equipment, net	$5,502	$2,998

Depreciation and amortization expense for property and equipment amounted to $0.3 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2019	2018
Accrued research and development	$1,098	$504
Accrued personnel costs	778	1,593
Accrued professional and consulting fees	1,503	333
Accrued offering costs	—	709
Other	285	202
Total accrued liabilities	$3,664	$3,341

6.	Convertible Notes

In May 2017, the outstanding principal balance of the Company’s convertible promissory notes issued in November 2016 (the “2016 Notes”) and January 2017 (the “2017 Notes”), and the then-outstanding balance of accrued interest, converted into 811,103 shares of the Company’s Series B convertible preferred stock in conjunction with the Series B preferred stock financing. The conversion of the 2016 Notes and the 2017 Notes into shares of Series B convertible preferred stock was accounted for as an extinguishment. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into shares of common stock.  The Company had no convertible preferred stock as of March 31, 2019.

Warrants Issued with 2016 and 2017 Notes

As of December 31, 2018, warrants for the purchase of an aggregate of 565,270 shares of the Company’s common stock were outstanding, of which 565,270 shares were exercisable. In connection with the IPO, the Company’s outstanding warrants of 565,270 shares automatically net exercised at the IPO price of $14.00 per share and converted into 563,043 shares of common stock.

7.	Commitments and Contingencies

Leases

In February 2017, the Company entered into an operating lease agreement with Tizona Therapeutics, Inc. (the “Tizona Lease”) for its headquarters in South San Francisco, California. One member of the Board is also the Executive Chairman of Tizona and, as such, Tizona is deemed to be a related party. The lease term is for 36 months. The lease agreement includes escalation clauses for increased rent over the lease term. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance and repair costs. Rent expense is recognized using the straight-line method over the term of the lease. The Company records a deferred rent liability calculated as the difference between rent expense and cash rental payments. The current portion of the liability is included within other current liabilities on the balance sheets. The remaining non-current portion is classified in other long-term liabilities.

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease has an initial term of eight years, beginning on the lease commencement date, with an option to extend the lease for an additional period of eight years. The lease commencement date is the later to occur of (i) July 1, 2019 and (ii) the date the premises are ready for occupancy. Pursuant to the terms of the lease, the Company is entitled to a tenant improvement allowance of approximately $5.2 million with the option for an additional tenant improvement allowance of approximately $1.4 million.  The additional tenant improvement allowance of $1.4 million would be treated as a loan from the landlord and is expected to be paid back (including interest) by the Company through additional rental payments.  In December 2018, the Company exercised this option for the use of the additional tenant improvement allowance of $1.4 million.  As of March 31, 2019, the portion of the tenant improvement allowance utilized under this lease was $3.6 million, which was recorded as construction in progress and a reduction to the tenant improvement allowance receivable on the balance sheet.

The Company’s leases have remaining terms ranging from 1 year to approximately over 8 years. The Cove Lease includes an option to renew, exercised at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of March 31, 2019, the Company has not determined whether it will exercise its option to extend the lease term.  Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. All of the Company’s leases qualify as operating leases. The following table summarizes the presentation in the Company’s condensed balance sheets of its operating leases (in thousands):

As of March 31, 2019
Assets:
Operating lease right-of-use assets	$8,116
Liabilities
Operating lease liabilities	$572
Operating lease liabilities, net of current portion	14,712
Total operating lease liabilities	$15,284

The Company incurred $0.1 million in variable lease costs for the three months period ended March 31, 2019.

Future minimum lease payments under the Tizona Lease and the Cove Lease as of March 31, 2019 are as follows (in thousands):

As of March 31, 2019	Operating Lease Commitments
2019	$1,108
2020	2,746
2021	2,566
2022	2,647
2023	2,731
Thereafter	10,251
Total future minimum lease payments	22,049
Less: Present value adjustment for minimum lease commitments	(6,765)
Total	$15,284

As of March 31, 2019, the weighted average remaining lease term was 7.66 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.94%.

Rent expense was $0.7 million and $0.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Amortization of the right-of-use lease assets was $0.3 million for the three months ended March 31, 2019.

ASC 840 Disclosures

The future minimum lease payments under the Company’s operating leases as of December 31, 2018, were as follows (in thousands):

As of December 31, 2018	Operating Lease Commitments
2019	$1,308
2020	2,762
2021	2,566
2022	2,647
2023	2,731
Thereafter	10,251
Total	$22,265

Rent expense was $1.2 million for the year ended December 31, 2018.

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

8.	Collaboration & License Agreements

Collaboration Agreement with AbbVie

On October 10, 2017, the Company entered into a Discovery Collaboration and License Agreement (the “Collaboration Agreement”) with AbbVie Biotechnology Ltd. (“AbbVie”). Pursuant to the Collaboration Agreement, the Company granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporate its proprietary TriTAC technology together with soluble T cell receptors (“TCRs”) provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Collaboration Agreement, AbbVie is allowed to designate up to two targets, subject to confirmation of target availability. During a period of up to four years following the date of AbbVie’s designation of each target for the products, and confirmation of target availability, the Company and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising the Company’s proprietary TriTAC technology in conjunction with the soluble TCR sequences directed against the agreed upon targets of interest. The Company may not, by itself or through any third party, develop or commercialize any competing product that binds to any of the included targets. Following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed, in the United States and specified European markets.

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

In April 2019, the Company and AbbVie amended the Collaboration Agreement to modify certain time periods for selection of collaboration targets by AbbVie. All other elements of the Collaboration Agreement remain unchanged. The first target was selected in 2017 and the Company has satisfied all of its development obligations associated with the first target.

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

The Company assessed the Collaboration Agreement in accordance with Topic 606 and concluded that AbbVie is a customer. The Company concluded that there are multiple promises under the Collaboration Agreement which include the research and development activities, regulatory documentation and know-how, exclusivity, and the license to the related technology. The Company combined these promises into a single performance obligation, as the Company is obliged to render specialized services for the research program, and other promises have either no significant value or are not distinct. The Company estimates that the $17.0 million upfront payment will be recognized over the estimated four-year period of ongoing research and development activities based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis.

At the inception of the Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the single unit of accounting. The Company has evaluated the transaction price and has determined $17.0 million is still appropriate as of March 31, 2019. For the three months ended March 31, 2019 and 2018, $1.1 million and $1.1 million of revenue has been recognized in the accompanying statement of operations and comprehensive loss, respectively. As of March 31, 2019, the Company has recorded $10.9 million in deferred revenue, of which $6.7 million is classified as long-term and $4.2 million as short-term deferred revenue, in the accompanying balance sheet.

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

As of March 31, 2019, the Company has not recognized or earned any milestone payments under the Collaboration Agreement. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized during the three months ended March 31, 2019.

License Agreement with Werewolf Therapeutics, Inc.

In March 2018, the Company entered into an assignment and license agreement (the “Werewolf Agreement”) with Werewolf Therapeutics, Inc. (“Werewolf”). Werewolf is affiliated with a holder of more than 5% of the Company’s capital stock, and one member of the Board is also the interim Chief Executive Officer of Werewolf and as such, Werewolf was deemed to be a related party. Pursuant to the Werewolf Agreement, the Company assigned certain patents and granted to Werewolf a non-exclusive, royalty-bearing, sublicensable license under certain other patents. In addition, Werewolf assigned certain patents to the Company. Under the Werewolf Agreement, the Company received an upfront fee of $0.5 million. If Werewolf commercializes products covered by the licensed patents, then beginning on the first sale of such products, the Company will be eligible to receive a royalty on net sales of such products by Werewolf, its affiliates and licensees at a percentage in the low single digits, subject to a minimum annual royalty payment at an amount in the low hundreds of thousands of dollars.

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

The Company assessed the Werewolf Agreement in accordance with Topic 606 and concluded that Werewolf is a customer, and there is only one promise and a performance obligation to deliver intellectual property license. The upfront fee of $0.5 million was recognized upfront during the three month period ended March 31, 2018 upon delivery of the license to Werewolf and royalties on net sales will be recognized when the underlying sales occur. No royalty revenue was recognized under the Werewolf Agreement during the three months ended March 31, 2019.

9.	Equity

Stock-Based Compensation

As of March 31, 2019, there were 2,243,660 shares reserved by the Company to grant under the 2019 Equity Incentive Plan (the “2019 Plan”).

The following summarizes option activity under the 2019 Plan:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2018	3,323,988	1.61	9.07	$1,675
Options granted	163,243	13.85
Options exercised	(18,036)	1.40
Options cancelled	(74,512)	0.86
Balance as of March 31, 2019	3,394,683	2.22	8.89	$25,338
Vested and expected to vest as of March 31, 2019	3,394,683	2.22	8.89	$25,338
Exercisable as of March 31, 2019	654,395	1.13	7.93	$5,497

As of March 31, 2019, 2,340,438 shares were authorized for the grant of options. The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock, as determined by the Board. The intrinsic value of options exercised for the three months ended March 31, 2019 and 2018 was zero and zero, respectively. There is no future tax benefit related to options exercised, as the Company had accumulated net operating losses at March 31, 2019 and March 31, 2018.

During the three months ended March 31, 2019 and 2018, the estimated weighted-average grant-date fair value of the employee options vested was $0.76 and $0.62 per share, respectively, and the estimated weighted- average grant-date fair value of employee options granted was $9.42 and $1.09 per share, respectively. As of March 31, 2019, there was $4.3 million of unrecognized stock-based compensation related to unvested stock options that is expected to be recognized over a weighted-average period of 3.2 years.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected term (years)	5.92	6.29
Expected volatility	77.89%	72.99%
Risk-free interest rate	2.48%	2.72%
Expected dividend	0%	0%

Total stock-based compensation was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating Expenses
Research and development	$147	$70
General and administrative	222	77
Total stock-based compensation	$369	$147

Stock-based compensation related to non-employee awards, which is included in the table above, was zero and insignificant for the three months ended March 31, 2019 and 2018, respectively.

Restricted Stock

In 2015, the Company issued restricted stock awards to employees and directors under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”) at a purchase price of $0.0005 per share. The shares related to restricted stock awards are subject to a lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. For accounting purposes, unvested restricted stock awards are not considered issued and outstanding and therefore are not reflected as issued and outstanding in the accompanying statements of convertible preferred stock and stockholders’ deficit until the awards vest.

A summary of restricted stock activity is shown in the below table:

Number of
of Restricted
Stock Outstanding
Restricted shares- December 31, 2018	22,178
Restricted stock awards vested	(16,302)
Unvested shares repurchased	—
Restricted shares- March 31, 2019	5,876

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the repurchase right lapses. As of March 31, 2019 and December 31, 2018, there was $179,000 and $188,000, respectively, recorded in other current liabilities relating to shares subject to repurchase. For accounting purposes, unvested early exercised shares are not considered issued and outstanding until the awards vest. As a result of early exercises under the 2015 Plan, 137,647 and 149,565 shares had not vested and were subject to repurchase as of March 31, 2019 and December 31, 2018, respectively.

10.	Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,	As of December 31,
	2019	2018
Convertible preferred stock (as converted)	—	16,618,448
Common stock options issued and outstanding	3,394,683	3,323,988
Restricted Stock subject to future vesting	5,875	22,178
Early exercised stock options subject to future vesting	137,647	149,565
Warrants to purchase shares of common stock	—	565,270
Total	3,538,205	20,679,449

Neither the Company’s convertible preferred stock nor restricted stock subject to future vesting participates in losses.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	As of March 31,
	2019	2018
Net loss	$(13,579)	$(4,881)
Net loss per share, basic and diluted	$(0.92)	$(5.04)
Weighted-average shares used to compute basic and diluted net loss per share	14,750,260	969,235

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part II, Item 1A “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled “Special Note Regarding Forward-Looking Statements” in this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.

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

We currently have two TriTAC product candidates in clinical trials. HPN424, is currently in a Phase 1 clinical trial for the treatment of metastatic castration-resistant prostate cancer, or mCRPC. HPN536, is currently in a Phase 1/2a clinical trial for the treatment of ovarian cancer and other MSLN-expressing solid tumors. We also have two TriTAC product candidates in preclinical development, HPN217 and HPN328, targeting tumor-associated antigens for the treatment of multiple myeloma and SCLC, respectively.

Since commencing operations in 2015, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance of convertible notes, the sale of convertible preferred stock, the sale of common stock, payments received under our discovery collaboration agreement with AbbVie Biotechnology Ltd., or AbbVie, and most recently the initial public offering, or IPO, of our common stock on the Nasdaq Global Select Market, or Nasdaq.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $13.6 million and $4.9 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $76.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

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

In February 2019, we closed the IPO of our common stock, in which we issued and sold an aggregate of 5,400,000 shares of common stock at a price of $14.00 per share for gross proceeds of approximately $75.6 million. Shortly following the close of the offering, the underwriters exercised in part their option to purchase an additional 369,201 shares at the IPO price for gross proceeds of approximately $5.2 million. In the aggregate, we received net proceeds from the offering of approximately $70.7 million, after deducting underwriting discounts, commissions and offering expenses.

Collaboration Agreement with AbbVie

On October 10, 2017, we entered into a Discovery Collaboration and License Agreement, or the Collaboration Agreement, with AbbVie. Pursuant to the Collaboration Agreement, we granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporate our proprietary TriTAC technology together with soluble T cell receptors, or TCRs, provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Collaboration Agreement, AbbVie is allowed to designate up to two targets, subject to confirmation of target availability. During a period of up to four years following the date of AbbVie’s designation of each target for the products, and confirmation of target availability, we and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising our proprietary TriTAC technology in conjunction with the soluble TCR sequences directed at the agreed upon targets of interest. We may not, by ourselves or through any third party, develop or commercialize any competing product that binds to any of the included targets. Following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed, in the United States and specified European markets.

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

In April 2019, we and AbbVie amended the Collaboration Agreement to modify certain time periods for selection of collaboration targets by AbbVie. The first target was selected in 2017 and we have satisfied all of our development obligations associated with the first target.

We will recognize revenue under the Collaboration Agreement over the four-year research period as research and development activities occur. Accordingly, of the $17.0 million upfront payment received in 2017, $1.1 million and $1.1 million of revenue was recognized during the three months ended March 31, 2019 and 2018, respectively, and, as of March 31, 2019, we had $10.9 million of deferred revenue under the Collaboration Agreement.

License Agreement with Werewolf Therapeutics, Inc.

In March 2018, we entered into an assignment and license agreement, or the Werewolf Agreement, with Werewolf Therapeutics, Inc., or Werewolf, a portfolio company of MPM Capital, Inc., a holder of more than 5% of our capital stock. Dr. Evnin, a member of our Board is the interim Chief Executive Officer and Chairman of the board of directors of Werewolf. Dr. Baeuerle, a member of our Board, serves on the board of directors of Werewolf. Under the Werewolf Agreement, we assigned certain patents that relate to certain inducible polypeptides (and binding moiety for conditional activation of certain polypeptides) to Werewolf and granted to Werewolf a non-exclusive, royalty-bearing, sublicenseable license under certain other patents owned by us and relating to certain proteins, to make, use and commercialize products that are covered by such patents in the field of molecules comprising a certain polypeptide. Werewolf assigned certain patents to us relating to adoptive cell therapies and binding moieties for conditional activation of immunoglobulin and non-immunoglobulin molecules. Under the Werewolf Agreement, Werewolf paid us an upfront fee of $0.5 million. If Werewolf commercializes products covered by the licensed patents, then beginning on the first sale of such products, Werewolf will be obligated to pay to us a royalty on net sales of such products by Werewolf, its affiliates and licensees at a percentage in the low single digits, subject to an obligation to make a minimum annual royalty payment at an amount in the low hundreds of thousands of dollars.

Royalties on net sales will be recognized when the underlying sales occur. No royalty revenue was recognized under the Werewolf Agreement as of March 31, 2019.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resource, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or the SEC, Nasdaq and any other securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our administrative function to support the growth of our business.

Other Expense

Other expense is primarily comprised of foreign currency transaction losses related to certain transactions with European third-party vendors.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2019

	Three Months Ended March 31,
	2019	2018	Change ($)	Change (%)
	(dollars in thousands)
Revenue:
Collaboration and license revenue	$1,063	$1,563	$(500)	-32%
Total revenue	1,063	1,563	(500)	-32%
Operating expenses:
Research and development	9,382	5,533	3,849	70%
General and administrative	5,832	982	4,850	494%
Total operating expenses	15,214	6,515	8,699	134%
Loss from operations	(14,151)	(4,952)	9,199	186%
Interest income	532	73	459	629%
Other income (expense)	40	(2)	(42)	*
Net loss	$(13,579)	$(4,881)	$8,698	178%

*	Not meaningful

Revenue

Collaboration and license revenue of $1.1 million for the three months ended March 31, 2019 consisted entirely of the amortized portion of the deferred $17.0 million upfront payment received by us in October 2017 under the Collaboration Agreement. Collaboration and license revenue of $1.6 million for the three months ended March 31, 2018 consisted of the amortized portion of the deferred $17.0 million upfront payment received by us in October 2017 under the Collaboration Agreement, and the $0.5 million upfront payment received by us under the Werewolf Agreement.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Product and clinical development	$3,993	$1,988
Research and technology services	661	760
Laboratory supplies and equipment	524	275
Pharmacology services	198	103
Personnel-related	2,141	1,255
Facility and other allocated expenses	1,296	737
Consulting	569	415
Total research and development expenses	$9,382	$5,533

Research and development expenses increased by $3.9 million, or 71%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to a $2.1 million increase in clinical development expense and pharmacology services due to development of four identified product candidates, including conducting preclinical studies and manufacturing runs to support preparation for potential NDA filings for our lead product candidates, a $0.9 million increase in personnel-related expenses due to an increase in headcount, a $0.5 million increase in facility and other allocated expenses related to the new lease entered into in August 2018, a $0.2 million increase in laboratory supplies and equipment to support increased activity related to all of our product candidates, and a $0.2 million increase in consulting expenses primarily due to preparation for our HPN424 and HPN536 clinical trials.

General and Administrative

General and administrative expenses increased by $4.9 million, or 494%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to a $3.0 million increase in legal fees associated with ongoing litigation with Maverick Therapeutics, Inc., a $0.9 million increase in consulting and accounting services primarily related to our fiscal 2018 year-end audit, a $0.6 million increase in personnel-related expenses due to an increase in headcount, and a $0.4 million increase related to other professional services to support our ongoing operations as a public company.

Interest Income

Interest income increased $0.5 million for the three months ended March 31, 2019 compared to the three months ended for March 31, 2018. Interest income consisted primarily of interest earned on our cash deposit accounts and short- and long-term marketable securities during the three months ended March 31, 2019.

Other Expense (Income)

Other expense (income) did not significantly fluctuate period over period.

Liquidity and Capital Resources

Liquidity

Since our inception and through March 31, 2019, we have financed our operations primarily through the issuance of convertible notes, the sale of convertible preferred stock, the sale of common stock, upfront payments received by us under the Collaboration Agreement and the Werewolf Agreement, and most recently the IPO of our common stock on Nasdaq, including the partial exercise of the underwriters’ option to purchase additional shares, in which we received an aggregate of approximately $70.7 million in net proceeds, which amount is net of $10.1 million in underwriters’ discount and offering costs. As of March 31, 2019, we had $147.6 million in cash, cash equivalents and marketable securities, an accumulated deficit of $76.2 million and working capital of $128.8 million. We expect to continue to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our product candidates. Additional capital will be needed to undertake these activities and commercialization efforts, and, therefore, we intend to raise such capital through the issuance of additional equity, borrowings, and potentially strategic alliances with other companies. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of the development programs or commercialization efforts, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the our business, results of operations, financial condition and/or out ability to fund our scheduled obligations on a timely basis or at all.

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

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities which include the net proceeds generated from our IPO in February 2019, will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of these financials. However, we will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies and clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Please see the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(12,425)	$(7,141)
Investing activities	(51,649)	(92)
Financing activities	70,507	10
Net increase (decrease) in cash, cash equivalents, and restricted cash	$6,433	$(7,223)

Cash Flows from Operating Activities

During the three months ended March 31, 2019, cash used in operating activities was $12.4 million, which consisted of a net loss of $13.6 million and a net change of $0.2 million in our net operating assets and liabilities, partially offset by $0.9 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $0.4 million, depreciation and amortization of $0.3 million, amortization operating right-of-use lease asset of $0.3 million, and net amortization of premiums and discounts on marketable securities of $0.1 million. The change in operating assets and liabilities was primarily due to a decrease of $3.0 million in other assets due to recognition of deferred IPO costs, an increase in prepaid expenses and other current assets of $1.4 million resulting from the timing payments for operating costs to support our operations as a public company and timing of payments made for ongoing research and development activities, a decrease in deferred revenue of $1.1 million resulting from the recognition of collaboration revenue, and a decrease in accounts payable of $0.7 million.

During the three months ended March 31, 2018, cash used in operating activities was $7.1 million, which consisted of a net loss of $4.9 million, partially offset by $0.3 million in non-cash charges and a net change of $2.5 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $0.2 million and depreciation and amortization of $0.1 million. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $1.1 million resulting from the recognition of collaboration revenue, a decrease in accounts payable and accrued liabilities of $0.9 million due to timing of research and development activities, an increase in accounts receivable of $0.5 million due to an upfront payment received from the Werewolf license agreement, and an increase in prepaid expenses and other current assets of $0.1 million resulting from the timing of payments made for research and development activities.

Cash Flows from Investing Activities

During the three months ended March 31, 2019, cash used in investing activities of $51.6 million was primarily related to purchases of marketable securities and property and equipment consisting primarily of laboratory equipment.

During the three months ended March 31, 2018, cash used in investing activities of $0.1 million was primarily related to purchases of property and equipment consisting primarily of laboratory equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2019, cash provided by financing activities of $70.5 million was primarily related to the proceeds received from our IPO in February 2019.

During the three months ended March 31, 2018, cash provided by financing activities was primarily due to proceeds from the issuance of common stock upon the exercise of stock options.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2019:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
	(In thousands)
Operating lease obligations	$1,108	$7,959	$5,549	$7,433	$22,049
Total	$1,108	$7,959	$5,549	$7,433	$22,049

The obligations noted above represent operating lease obligations related to our currently occupied premises at 4000 Shoreline Court in South San Francisco, California that commenced in March 2017 and expires in April 2020. In addition, in August 2018, we entered into an operating lease for our new office and laboratory space in South San Francisco, California that consists of approximately 35,000 square feet of new office and laboratory space. We anticipate moving into the new facility on July 1, 2019 and the lease expires eight years from that date. We estimate it will cost approximately $10.3 million to build-out the facility to meet our operational requirements. The lease provides for a tenant improvement allowance of approximately $5.2 million and the option for an additional tenant improvement allowance of approximately $1.4 million. The additional tenant improvement allowance of $1.4 million would be treated as a loan from the landlord and is expected to be paid back (including interest) by us through additional rental payments. In December 2018, we exercised this option for the use of the additional tenant improvement allowance of $1.4 million.  The initial annual base rent is approximately $2.2 million, and such amount will increase by 3.5% annually on each anniversary of the commencement date, equaling approximately $20.0 million over the eight-year lease term. In connection with the lease, we will maintain a letter of credit for the benefit of the landlord in the amount of $0.5 million.

In December 2016, we entered into a royalty transfer agreement with MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation pursuant to which we will pay 0.5% of our annual global net sales to each of the counterparties for products that incorporate or utilize intellectual property that was discovered or developed by us prior to our IPO.

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

Critical Accounting Polices and Estimates

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 14, 2019.

Recently Issued Accounting Pronouncements

See Note 2 to our condensed financial statements included elsewhere in this report for more information.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. On January 3, 2019, Maverick Therapeutics, Inc., or Maverick, filed a complaint against us in the Delaware Court of Chancery and a motion for a temporary restraining order seeking to prohibit us from further developing our ProTriTAC platform. The complaint alleges various claims for breach of contract and misappropriation of trade secrets, and seeks as relief, among other things, a declaration that our ProTriTAC technology impermissibly competes in the Maverick Field (as defined in our Asset Transfer Agreement with Maverick), a preliminary and permanent injunction and unspecified damages. On January 18, 2019, the Court denied Maverick’s motion for a temporary restraining order. We believe that the mechanism of action employed by our ProTriTAC platform falls outside the Maverick Field. On May 8, 2019, Millennium Pharmaceuticals, Inc., or Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, was granted permission by the court to intervene in the litigation based on a proposed complaint.  Millennium and Maverick are parties to a collaboration agreement and a warrant agreement, and Millennium’s proposed complaint alleges, in part, that we fraudulently induced Millennium to enter into the agreements with Maverick.  Millennium seeks to assert various tort claims against us. We will vigorously defend the claims asserted against us.

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

We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $13.6 million and $4.9 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated loss of $76.2 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

•	conduct our ongoing Phase 1 trial of HPN424 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC;
•	conduct our ongoing Phase 1/2a trial of HPN536 for the treatment of ovarian cancer and other mesothelin-,or MSLN-, expressing tumors;
•	continue the research and development of our other product candidates;
•	continue the development of our product candidates beyond Phase 1 trials;
•	seek to enhance our TriTAC and ProTriTAC platforms and discover and develop additional product candidates;
•	apply for regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a manufacturing, sales, marketing and distribution infrastructure to produce and commercialize any products for which we may obtain regulatory approvals;
•	maintain, expand and protect our intellectual property portfolio;
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

We have financed our operations to date primarily through private financings, payments received under collaboration and licensing agreements, and the proceeds from our IPO, which was completed in February 2019. We have devoted a significant portion of our financial resources and efforts to developing our TriTAC and ProTriTAC platforms, identifying potential product candidates, conducting preclinical studies of a variety of product candidates, and preparing for and conducting clinical trials of product candidates.

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

Because of the numerous risks and uncertainties associated with pharmaceutical products and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration, or FDA or other regulatory authorities to perform studies in addition to those we currently anticipate, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase and commercial revenue could be further delayed and more uncertain.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trial of HPN424 and Phase 1/2a trial of HPN536 and continue to research, develop and conduct studies related to HPN424 and HPN536 and preclinical studies of our other product candidates.

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

Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of developing our product candidates, and conducting preclinical studies and clinical trials, including our Phase 1 trial of HPN424 and Phase 1/2a trial of HPN536;

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

We have not received regulatory approval for a TriTAC or ProTriTAC product candidates. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone or in combination with other therapies. In addition, our TriTACs and ProTriTACs may have different effectiveness rates in various indications. Our approach involves using biologics to improve efficacy against solid tumors, which is unproven and may not be successful. Further, our TriTAC and ProTriTAC technology could have less efficacy in tumor types with fewer T cells, such as pancreatic cancer. While we believe TriTAC and ProTriTAC T cell engagers will demonstrate potent single-agent activity and therapeutic effect, immunotherapy companies and standard of care continue to evolve toward the use of combination therapies and we may be unsuccessful in developing any of our product candidates as monotherapies. With our TriTAC and ProTriTAC platforms, we have designed T cell engagers that incorporate the strengths of BiTEs and improve upon their critical shortcomings. However, only one BiTE (Amgen’s Blincyto) has been approved for the treatment of cancer, and leveraging BiTE technology may not result in approved therapies or be as successful as other forms of therapies. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of our TriTACs or ProTriTACs, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates.

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

Since commencing operations in 2015, we have devoted a significant portion of our resources to developing our product candidates, our other research and development efforts, building our intellectual property portfolio, raising capital and providing general and administrative support for these operations. While we have an ongoing Phase 1 trial of HPN424 and Phase 1/2a trial of HPN536, we have not completed any clinical trials for any product candidate. We have not yet demonstrated our ability to successfully complete any clinical trials (including any Phase 3 or other pivotal clinical trials), obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

The SEC and the Department of Justice continue to view FCPA enforcement activities as a high priority. There is no certainty that all of our employees, agents, contractors or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could materially damage our reputation, our brand, our international operations, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

As of April 30, 2019 we had 50 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

To date, we have not completed any clinical trials required for the approval of any of our product candidates. Although we are conducting a Phase 1 trial of HPN424 and a Phase 1/2a trial of HPN536 and are conducting preclinical studies for other product candidates, we may experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. In August 2018, we commenced a Phase 1 trial of HPN424 for the treatment of mCRPC. In April 2019, we commenced a Phase 1/2a trial of HPN536, which targets MSLN. MSLN is also expressed on malignant cells of multiple tumor types. Given the expression of MSLN on both normal and cancerous cells, HPN536 may result in high or unacceptable levels of toxicity when tested in humans. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Additionally, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit approvals of such products and require us to take our approved product off the market;
•

regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies, or issue other communications containing warnings or other safety information about the product;

•

regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a risk evaluation and mitigation strategy, plan to ensure that the benefits of the product outweigh its risks;

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. For example, we have an ongoing Phase 1 clinical trial for our lead product candidate, HPN424 and Phase 1/2a clinical trial for HPN536, which could generate adverse events that may cause us to delay these trials or halt further development. While adverse events to date related to our clinical trials have not had a material impact on patient enrollment, our experience to date may differ from future outcomes.

Our clinical trials will likely compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could reduce the number of patients who are available for our clinical trials at such clinical trial sites.

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
•	the U.S. Federal Food, Drug, and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•	the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
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

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;

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

Cancer therapies are sometimes characterized by line of therapy (first, second, third, fourth, etc.), and the FDA often initially approves new therapies only for use in a particular line or lines of therapy. When cancer is detected early enough, first line therapy is sometimes adequate to provide a cure or prolong life without a cure. Whenever first line therapy (typically chemotherapy, hormone therapy, surgery or a combination of these) proves unsuccessful, second line therapy (typically more chemotherapy, radiation, antibody drugs, tumor targeted small molecules or a combination of these) may be administered. Third or fourth line therapies can include antibody and small molecule targeted therapies, more invasive forms of surgery and new technologies. We may initially seek approval of our product candidates as a third line therapy for patients who have failed other approved treatments. Subsequently, for product candidates that prove to be sufficiently beneficial, if any, we would expect to seek approval as a second and first line therapy. However, there is no guarantee that our product candidates, even if initially approved, would be subsequently approved as a second or first line therapy. In addition, we may have to conduct additional clinical trials prior to gaining approval as a second or first line therapy. Because the potentially addressable patient target population for our product candidates may be limited to patients who are ineligible for or have failed prior treatments, even if we obtain significant market share for our product candidates, we may never achieve profitability.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. For example, on November 25, 2018, we received a letter from counsel for Maverick alleging that our ProTriTAC program is subject to the non-compete provision of our Asset Transfer Agreement with Maverick. On January 3, 2019, Maverick filed a complaint against us in the Delaware Court of Chancery and a motion for a temporary restraining order seeking to prohibit us from further developing our ProTriTAC platform. The complaint alleges various claims, including for breach of contract and misappropriation of trade secrets, and seeks as relief, among other things, a declaration that our ProTriTAC technology impermissibly competes in the Maverick Field (as defined in the Asset Transfer Agreement), a preliminary and permanent injunction and unspecified damages. We believe that the mechanism of action employed by our ProTriTAC platform falls outside the Maverick Field. On May 8, 2019, the court granted Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, permission to intervene in the litigation based on a proposed complaint.

In the event that the injunction is granted or Millennium were to prevail in the complaint we expect them to file, we would be unable to proceed with development of our ProTriTAC platform until the injunction is lifted, if ever and we could be required to pay damages. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including those producing therapeutics to treat and potentially cure cancer, have employed intellectual property litigation as a means to gain an advantage over competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in February 2019 at a price of $14.00 per share, the reported high and low sales prices of our common stock has ranged from $9.07 to $17.85 through April 30, 2019.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors describe in this “Risk Factors” section:

•

the enrollment or results of our Phase 1 trial of HPN424, Phase 1/2a trial of HPN536, or commencement, enrollment or results of any other future preclinical studies and clinical trials and trials we may conduct, or changes in the development status of our product candidates;

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

As of April 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 70.4% of our outstanding voting stock.  Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of April 30, 2019, we had outstanding 24,366,273 shares of common stock. The resale of 20,312,256 shares, or 83.4% of our outstanding shares of common stock is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with our IPO. However, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning 181 days after February 7, 2019, the date of the final prospectus for our IPO. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, market stand-off agreements and/or lock-up agreements, as well as Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act.

The holders of approximately 18,332,732 shares, or 75.2% of our outstanding shares, of our common stock have rights, subject to some conditions, that to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. We have also registered the offer and sale of all shares of common stock that we issued under our equity compensation plans. These shares may accordingly be sold in the public market upon issuance, subject to the lock-up agreements entered into by our stockholders with the underwriters in connection with our IPO.

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

Our common stock is currently listed on the Nasdaq under the symbol “HARP”. The price for our common stock may vary and an active or liquid market in our common stock may not be sustainable. The lack of an active market may impair the value of your shares, your ability to sell your shares at the time you wish to sell them and the prices that you may obtain for your shares. An inactive market may also impair our ability to raise capital by selling our common stock and our ability to acquire other companies, products or technologies by using our common stock as consideration.

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

We remediated this material weakness as of December 31, 2018 primarily by implementing measures designed to improve our internal control over financial reporting to address the underlying causes of this material weakness, including increasing the number of qualified accounting personnel to appropriately account for routine transactions and financial statement preparation pursuant to GAAP and strengthening supervisory reviews by management. However, we cannot assure you that the measures we have implemented will be sufficient to avoid future material weaknesses. Further, we and our independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2016, 2017 or 2018 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. If we are unable to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements.

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

We could be an emerging growth company for up to five years following the completion of our IPO. Our status as an emerging growth company will end as soon as any of the following takes place:

•	the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
•	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•	the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded to emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

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

Our amended and restated certificate of incorporation provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware), to the fullest extent permitted by applicable law, is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a breach of fiduciary duty;
•	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and
•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
         None.

Item 4. Mine Safety Disclosures
         None.

Item 5. Other Information
         None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1¥*	Asset Transfer Agreement by and between the Registrant and Maverick Therapeutics, Inc., dated as of December 30, 2016, as amended	S-1	333-229040	2.1	1/29/2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-3880	3.1	2/13/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-3880	3.2	2/13/2019

10.1¥	First Amendment to the Discovery Collaboration and License Agreement between the Registrant and AbbVie Biotechnology Ltd., dated as of April 3, 2019.					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Definition Linkbase Document

101.DEF	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

†

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

¥	Portions of this exhibit have been omitted because they are both not material and would be competitively harmful if publicly disclosed.
*

Certain schedules and/or exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2019

HARPOON THERAPEUTICS, INC.
By:	/s/ Gerald McMahon, Ph.D.
Gerald McMahon, Ph.D. President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer (Principal Financial and Accounting Officer)