Form 10-Q
period 2019-06-30
Harpoon Therapeutics, Inc.
filed 2019-08-05
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-38800

Harpoon Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3458693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Oyster Point Blvd, Suite 300

South San Francisco, CA 94080

(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 443-7400

4000 Shoreline Court, Suite 250

South San Francisco, CA 94080

(Former name or former address, if changed since last report)

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

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of July 31, 2019 was 24,564,479.

HARPOON THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARPOON THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$52,094	$89,493
Short-term marketable securities	81,790	—
Prepaid expenses and other current assets	3,438	730
Total current assets	137,322	90,223
Property and equipment, net	11,773	2,998
Operating lease right-of-use asset	7,454	—
Tenant improvement allowance receivable	—	5,784
Other assets	467	3,575
Total assets	$157,016	$102,580
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable	4,519	4,357
Accrued liabilities	4,876	3,341
Deferred revenue, current	4,250	4,250
Operating lease liabilities, current	862	—
Total current liabilities	14,507	11,948
Deferred revenue, noncurrent	5,667	7,792
Operating lease liabilities, net of current portion	14,369	—
Other long-term liabilities	—	6,742
Total liabilities	34,543	26,482
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value; no shares and 82,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; no shares and 16,618,448 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively; $0 and $130,178 aggregate liquidation preference at June 30, 2019 and December 31, 2018, respectively	—	129,577
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 150,000,000 shares and 114,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 24,557,526 shares and 1,383,221 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3	1
Additional paid-in capital	210,347	9,111
Accumulated other comprehensive income	110	—
Accumulated deficit	(87,987)	(62,591)
Total stockholders' equity (deficit)	122,473	(53,479)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$157,016	$102,580

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Collaboration and license revenue	$1,063	$1,063	$2,126	$2,626
Total revenue	1,063	1,063	2,126	2,626
Operating expenses
Research and development	9,971	6,151	19,353	11,684
General and administrative	3,734	967	9,566	1,949
Total operating expenses	13,705	7,118	28,919	13,633
Loss from operations	(12,642)	(6,055)	(26,793)	(11,007)
Interest income	840	66	1,416	139
Other expense	(15)	(5)	(19)	(7)
Net loss	(11,817)	(5,994)	(25,396)	(10,875)
Other comprehensive loss:
Net unrealized gain on marketable securities	84	—	110	—
Comprehensive loss	$(11,733)	$(5,994)	$(25,286)	$(10,875)
Net loss per share, basic and diluted	$(0.49)	$(5.89)	$(1.30)	$(10.95)
Weighted-average common shares used in computing net loss per share, basic and diluted	24,294,211	1,017,336	19,548,600	993,418

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share data)

	Convertible				Additional	Note Receivable	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stockholder	Income	Deficit	Equity (Deficit)
Balances at December 31, 2018	16,618,448	129,577	1,211,419	1	9,111	—		(62,591)	(53,479)
Conversion of Series A, B, and C convertible preferred stock into common stock	(16,618,448)	(129,577)	16,618,448	1	129,575	—	—	—	129,576
Issuance of common stock upon exercise of warrants	—	—	563,043	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of offering costs of $10,122	—	—	5,769,201	1	70,646	—	—	—	70,647
Issuance of common stock for exercise of stock options	—	—	18,036	—	25	—	—	—	25
Vesting of early exercised stock options	—	—	11,900	—	9	—	—	—	9
Stock-based compensation	—	—	—	—	369	—	—	—	369
Vesting of Founder's shares	—	—	16,302	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(13,579)	(13,579)
Other comprehensive income	—	—	—	—	—	—	26		26
Balances at March 31, 2019	—	—	24,208,349	3	209,735	—	26	(76,170)	133,594
Issuance of common stock for exercise of stock options	—	—	205,328	—	136	—	—	—	136
Issuance of common stock	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	11,898	—	9	—	—	—	9
Stock-based compensation	—	—	—	—	467	—	—	—	467
Vesting of Founder's shares	—	—	5,879	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(11,817)	(11,817)
Other comprehensive income	—	—	—	—	—	—	84		84
Balances at June 30, 2019	—	—	24,431,454	3	210,347	—	110	(87,987)	122,473

	Convertible				Additional	Note Receivable	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stockholder	Income	Deficit	Equity (Deficit)
Balances at December 31, 2017	6,989,973	39,841	948,294	1	8,309	(28)	—	(35,225)	(26,943)
Issuance of common stock for exercise of stock options	—	—	10,248	—	7	—	—	—	7
Issuance of common stock	—	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	4,575	—	3	—	—	—	3
Stock-based compensation	—	—	—	—	147		—	—	147
Vesting of Founder's shares	—	—	20,980	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(4,881)	(4,881)
Balances at March 31, 2018	6,989,973	39,841	984,097	1	8,466	(28)	—	(40,106)	(31,667)
Issuance of common stock for exercise of stock options	—	—	10,168	—	6	—	—	—	6
Issuance of common stock	—	—		—		—	—	—	—
Vesting of early exercised stock options	—	—	28,809	—	17	—	—	—	17
Stock-based compensation	—	—		—			—	—	-
Vesting of Founder's shares	—	—	20,201	—	140	—	—	—	140
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,994)	(5,994)
Other comprehensive income	—	—	—	—	—	—	—		—
Balances at June 30, 2018	6,989,973	39,841	1,043,275	1	8,629	(28)	—	(46,100)	(37,498)

HARPOON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(25,396)	$(10,875)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	836	287
Depreciation and amortization	596	288
Non cash lease expense	762	—
Net amortization of discounts on marketable securities	(221)	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	(2,707)	(762)
Other assets	3,107	—
Accounts payable	(876)	(32)
Accrued liabilities	380	(369)
Deferred revenue	(2,125)	(2,125)
Operating lease liabilities	272	—
Other long-term liabilities	—	8
Net cash used in operating activities	(25,372)	(13,580)
Cash flows from investing activities
Purchases of property and equipment	(1,393)	(315)
Purchases of marketable securities	(82,294)	—
Maturities and sales of marketable securities	835	—
Net cash used in investing activities	(82,852)	(315)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of commissions	70,664	—
Proceeds from issuance of common stock upon exercise of stock options, net	161	32
Net cash provided by financing activities	70,825	32
Net decrease in cash, cash equivalents, and restricted cash	(37,399)	(13,863)
Cash, cash equivalents, and restricted cash at beginning of period	89,960	29,423
Cash, cash equivalents, and restricted cash at end of period	$52,561	$15,560
Supplemental disclosures of non-cash investing and financing information
Conversion of preferred stock to common stock and additional paid-in capital	$129,577	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,195	$62
Right-of-use asset obtained in exchange for lease obligation	$8,404	$—
Modification of operating lease	$(188)	$—
Tenant improvements provided by landlord	$5,784	$—

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

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of June 30, 2019, the Company had an accumulated deficit of $88.0 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of June 30, 2019, the Company had cash, cash equivalents, and marketable securities of $133.9 million, which is available to fund future operations. The Company believes that the proceeds from the IPO, along with the Company’s cash and cash equivalents balance as of June 30, 2019, provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying condensed financial statements. The Company will need to raise additional capital to support the completion of its research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of SEC Regulation S-X for interim financial information.

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

During the three and six months ended June 30, 2019, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2018 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 2, "Summary of Significant Accounting Policies," to the Company’s audited financial statements included in the 2018 Annual Report on Form 10-K which have been prepared in accordance with GAAP.

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

The Company maintained restricted cash of $0.5 million for both periods ended as of June 30, 2019 and December 31, 2018, respectively. This amount as of June 30, 2019 and December 31, 2018 are included within “Other assets” in the accompanying balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters entered into in August 2018 as discussed in Note 7.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	As of
	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
	(in thousands)
Balance Sheets
Cash and cash equivalents	$52,094	$89,493	$15,560	$29,423
Restricted cash (included in other assets)	467	467	—	—
Cash, cash equivalents and restricted cash in Statements of Cash Flows	$52,561	$89,960	$15,560	$29,423

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities or long-term marketable securities on the balance sheets. Marketable securities with a maturity date greater than 90 days and less than one year at each balance sheet date are classified as short-term. Marketable securities with a maturity date greater than one year at each balance sheet date are classified as long-term. All of the Company’s marketable securities are considered available-for-sale and are reported at fair value with unrealized gains and losses included as a component of stockholders’ equity (deficit). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest income, net on the statements of operations. The cost of securities sold is determined using specific identification.

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

The carrying amounts reflected in the accompanying balance sheets for cash and cash equivalents, short-term marketable securities, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

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

Deferred Offering Costs

The Company had deferred offering costs consisting of legal, accounting and other fees and costs directly attributable to the IPO, which was completed in February 2019. The deferred offering costs were offset against the gross proceeds of the IPO.  As of June 30, 2019 and December 31, 2018, zero and $3.0 million of deferred offering costs were included in other assets on the balance sheets, respectively.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 (Topic 842), Leases (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company for the year ending December 31, 2020 and all interim periods thereafter. Effective January 1, 2019, the Company early adopted ASU No. 2016-02 using the alternative transition approach provided by ASU No. 2018-11. The Company elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. The Company also elected the short-term lease practical expedient, which allowed the Company to not recognize leases with a term of less than 12 months on the balance sheets. In addition, the Company elected the lease and non-lease components practical expedient, which allowed the Company to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $8.4 million and $15.1 million, respectively, on the balance sheets as of January 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s Tizona Lease and Cove Lease (see Note 7), discounted using the Company’s incremental borrowing rate as of January 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities, adjusted for the unamortized lease incentives received and the cumulative difference between rent expense and amounts paid under the Tizona Lease and Cove Lease. The adoption of ASU 2016-02 did not have a material impact on either the statement of operations or statement of cash flows for the three or six months ended June 30, 2019.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19 and ASU 2019-04 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The amendments apply to entities which hold financial assets that are not accounted for at fair value through net income as well as loans, debt securities, accounts receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Topic 326 requires entities to record expected credit losses for certain financial instruments, including available-for-sale securities, as an allowance that reflect the entity’s current estimate of credit losses expected to be incurred.  For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of the adoption of this guidance on the its financial statements.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements at June 30, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$50,333	$50,333	$—	$—
U.S. government treasuries	—	—	—	—
Corporate debt securities	—	—	—	—
U.S. government agency securities	—	—	—	—
Short-term marketable securities
U.S. government treasuries	42,775	37,784	4,991	—
Corporate debt securities	21,260	—	21,260	—
U.S. government agency securities	17,756	—	17,756	—
Total assets	$132,124	$88,117	$44,007	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$60,396	60,396	$—	$—
Total assets	$60,396	$60,396	$—	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company had no Level 3 assets or liabilities as of June 30, 2019 and December 31, 2018. There were no transfers between Level 1 and Level 2 for the periods ended June 30, 2019 and December 31, 2018.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of June 30, 2019 and December 31, 2018.

4.	Available-for-Sale Securities

All marketable securities were considered available-for-sale at June 30, 2019. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
U.S. government treasuries	$—	$—	$—	$—
U.S. government agency securities	—	—	—	—
Corporate debt securities	—	—	—	—
Money market funds	20,853	—	—	20,853
Total cash equivalents	20,853	—	—	20,853
Short-term marketable securities:
U.S. government treasuries	37,757	27	—	37,784
U.S. government agency securities	17,729	26	—	17,755
U.S. government securities	4,989	1	—	4,990
Corporate debt securities	21,205	56	—	21,261
Total short-term marketable securities	81,680	110	—	81,790
Total	$102,533	$110	$—	$102,643

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$60,396	$—	$—	$60,396
Total cash equivalents	$60,396	$—	$—	$60,396

As of June 30, 2019 and December 31, 2018, there were no marketable securities that were in an unrealized loss position. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment for the three and six months ended June 30, 2019. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than 12 months or the loss is not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Laboratory equipment	$2,448	$2,402
Furniture and fixtures	312	312
Computer equipment and software	103	32
Leasehold improvements	361	360
Construction in progress	10,160	906
	13,384	4,012
Less: Accumulated depreciation and amortization	(1,611)	(1,014)
Total property and equipment, net	$11,773	$2,998

Depreciation and amortization expense for property and equipment amounted to $0.3 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively and $0.6 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2019	2018
Accrued research and development	$1,037	$504
Accrued personnel costs	1,205	1,593
Accrued professional and consulting fees	1,010	333
Accrued offering costs	—	709
Other	1,624	202
Total accrued liabilities	$4,876	$3,341

6.	Convertible Notes

In May 2017, the outstanding principal balance of the Company’s convertible promissory notes issued in November 2016 (the “2016 Notes”) and January 2017 (the “2017 Notes”), and the then-outstanding balance of accrued interest, converted into 811,103 shares of the Company’s Series B convertible preferred stock in conjunction with the Series B preferred stock financing. The conversion of the 2016 Notes and the 2017 Notes into shares of Series B convertible preferred stock was accounted for as an extinguishment. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into shares of common stock.  The Company had no convertible preferred stock as of June 30, 2019.

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

In June 2019, the Company entered into a sublease termination agreement with Tizona (the “Termination Agreement”) with the purpose of terminating the existing Tizona Lease. Under the Termination Agreement, the Company and Tizona have agreed to terminate the obligations, liabilities and benefits under the Tizona Lease as of the reduced lease term date of July 31, 2019.  In addition, the Company will pay a termination fee of $0.4 million to Tizona within 30 days of the executed Termination Agreement.

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease has an initial term of eight years, beginning on the lease commencement date, with an option to extend the lease for an additional period of eight years. The lease commencement date is the later to occur of (i) July 1, 2019 and (ii) the date the premises are ready for occupancy. Pursuant to the terms of the lease, the Company is entitled to a tenant improvement allowance of approximately $5.2 million with the option for an additional tenant improvement allowance of approximately $1.4 million.  The additional tenant improvement allowance of $1.4 million would be treated as a loan from the landlord and is expected to be paid back (including interest) by the Company through additional rental payments.  In December 2018, the Company exercised this option for the use of the additional tenant improvement allowance of $1.4 million.  As of June 30, 2019, the full tenant improvement allowance of $6.6 million was utilized under this lease, which was recorded as construction in progress and a reduction to the tenant improvement allowance receivable on the balance sheet.

The Company’s leases have remaining terms ranging from 1 year to approximately over 8 years. The Cove Lease includes an option to renew, exercised at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of June 30, 2019, the Company has not determined whether it will exercise its option to extend the lease term.  Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. All of the Company’s leases qualify as operating leases. The following table summarizes the presentation in the Company’s condensed balance sheets of its operating leases (in thousands):

As of June 30, 2019
Assets:
Operating lease right-of-use assets	$7,454
Liabilities
Operating lease liabilities	$862
Operating lease liabilities, net of current portion	14,369
Total operating lease liabilities	$15,231

The Company incurred $0.1 million in variable lease costs for each of the three and six months periods ended June 30, 2019.

Future minimum lease payments under the Tizona Lease and the Cove Lease as of June 30, 2019 are as follows (in thousands):

As of June 30, 2019	Operating Lease Commitments
2019	$952
2020	2,487
2021	2,566
2022	2,647
2023	2,731
Thereafter	10,251
Total future minimum lease payments	21,634
Less: Present value adjustment for minimum lease commitments	(6,403)
Total	$15,231

As of June 30, 2019, the weighted average remaining lease term was 7.91 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.94%.

Rent expense was $0.9 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $1.6 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. Amortization of the right-of-use lease assets was $0.5 million and zero for the three months ended June 30, 2019 and 2018, respectively and $0.8 million and zero for the six months ended June 30, 2019 and 2018, respectively.

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

At the inception of the Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the single unit of accounting. The Company has evaluated the transaction price and has determined $17.0 million is still appropriate as of June 30, 2019. For each of the three and six months ended June 30, 2019 and 2018, $1.1 million and $2.1 million of revenue has been recognized in the accompanying statement of operations and comprehensive loss, respectively. As of June 30, 2019, the Company has recorded $9.9 million in deferred revenue, of which $5.7 million is classified as long-term and $4.2 million as short-term deferred revenue, in the accompanying balance sheet.

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

As of June 30, 2019, the Company has not recognized or earned any milestone payments under the Collaboration Agreement. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized during the three and six months ended June 30, 2019.

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

The Company assessed the Werewolf Agreement in accordance with Topic 606 and concluded that Werewolf is a customer, and there is only one promise and a performance obligation to deliver intellectual property license. The upfront fee of $0.5 million was recognized upfront during the six month period ended June 31, 2018 upon delivery of the license to Werewolf and royalties on net sales will be recognized when the underlying sales occur. No royalty revenue was recognized under the Werewolf Agreement during the three and six months ended June 30, 2019 or 2018.

9.	Equity

Stock-Based Compensation

As of June 30, 2019, there were 2,139,563 shares reserved by the Company to grant under the 2019 Equity Incentive Plan (the “2019 Plan”).

The following summarizes option activity under the 2019 Plan:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2018	3,323,988	1.61	9.07	$1,675
Options granted	267,412	13.04
Options exercised	(223,364)	0.72
Options cancelled	(74,584)	0.86
Balance as of June 30, 2019	3,293,452	2.62	8.75	$34,354
Vested and expected to vest as of June 30, 2019	3,293,452	2.62	8.75	$34,354
Exercisable as of June 30, 2019	567,315	1.50	7.80	$6,542

As of June 30, 2019, 2,340,438 shares were authorized for the grant of options. The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $2.2 million and $2.4 million for the three and six months ended June 30, 2019, respectively, and zero for each of the three and six months ended June 30, 2018. There is no future tax benefit related to options exercised, as the Company had accumulated net operating losses at June 30, 2019 and 2018.

During the three months ended June 30, 2019 and 2018, the estimated weighted-average grant-date fair value of the employee options vested was $0.85 and $0.67 per share, respectively, and the estimated weighted-average grant-date fair value of the employee options granted was $7.94 and $1.18 per share, respectively. During the six months ended June 30, 2019 and 2018, the estimated weighted-average grant-date fair value of employee options vested was $0.85 and $0.67, respectively, and the estimated weighted-average grant-date fair value of the employee options granted was $9.19 and $1.12 per share, respectively.

As of June 30, 2019, there was $4.7 million of unrecognized stock-based compensation related to unvested stock options that is expected to be recognized over a weighted-average period of 2.9 years.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Expected term (years)	5.84	6.20
Expected volatility	77.80%	73.37%
Risk-free interest rate	2.31%	2.74%
Expected dividend	0%	0%

Total stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Operating Expenses
Research and development	$150	$70	$297	$139
General and administrative	317	70	539	141
Total stock-based compensation	$467	$140	$836	$280

Stock-based compensation related to non-employee awards, which is included in the table above, was zero and $0.1 million for the three and six months ended June 30, 2019 and 2018, respectively.

Restricted Stock

In 2015, the Company issued restricted stock awards to employees and directors under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”) at a purchase price of $0.0005 per share. The shares related to restricted stock awards are subject to a lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. For accounting purposes, unvested restricted stock awards are not considered issued and outstanding and therefore are not reflected as issued and outstanding in the accompanying statements of convertible preferred stock and stockholders’ equity (deficit) until the awards vest.

A summary of restricted stock activity is shown in the below table:

Number of
of Restricted
Stock Outstanding
Restricted shares- December 31, 2018	22,178
Restricted stock awards vested	(22,178)
Unvested shares repurchased	—
Restricted shares- June 30, 2019	—

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the repurchase right lapses. As of June 30, 2019 and December 31, 2018, there was $170,000 and $188,000, respectively, recorded in other current liabilities relating to shares subject to repurchase. For accounting purposes, unvested early exercised shares are not considered issued and outstanding until the awards vest. As a result of early exercises under the 2015 Plan, 125,749 and 149,565 shares had not vested and were subject to repurchase as of June 30, 2019 and December 31, 2018, respectively.

10.	Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,	As of December 31,
	2019	2018
Convertible preferred stock (as converted)	—	16,618,448
Common stock options issued and outstanding	3,293,452	3,323,988
Restricted Stock subject to future vesting	—	22,178
Early exercised stock options subject to future vesting	125,749	149,565
Warrants to purchase shares of common stock	—	565,270
Total	3,419,201	20,679,449

Neither the Company’s convertible preferred stock nor restricted stock subject to future vesting participates in losses.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(11,817)	$(5,994)	$(25,396)	$(10,875)
Net loss per share, basic and diluted	$(0.49)	$(5.89)	$(1.30)	$(10.95)
Weighted-average shares used to compute basic and diluted net loss per share	24,294,211	1,017,336	19,548,600	993,418

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

We currently have two TriTAC product candidates in clinical trials. HPN424, is currently in a Phase 1 clinical trial for the treatment of metastatic castration-resistant prostate cancer, or mCRPC. HPN536, is currently in a Phase 1/2a clinical trial for the treatment of ovarian cancer and other mesothelin-, or MSLN-, expressing solid tumors. We also have two TriTAC product candidates in preclinical development, HPN217 and HPN328, targeting tumor-associated antigens for the treatment of multiple myeloma and small cell lung cancer, or SCLC, respectively.

Pipeline Update

HPN424: Our lead product candidate is currently in the dose escalation portion of a Phase 1 clinical trial for the treatment of mCRPC. The dose escalation phase is designed to determine the maximum tolerated dose and a recommended Phase 2 dose. Once a recommended Phase 2 dose is determined, we will initiate the dose expansion phase. Consistent with the TriTAC mechanism of action, we observed T cell activation and cytokine induction with HPN424 treatment, which prompted us to explore the use of dexamethasone as a premedication to limit potential adverse events. We have found that the addition of weekly dexamethasone premedication, tapered over several weeks, has successfully limited adverse events. Several patients have completed the scheduled taper and have successfully continued treatment with HPN424 in the absence of dexamethasone, with no complications observed thus far. Enrollment is ongoing, with patients now being treated in the seventh dose-escalation cohort. Pharmacokinetics observed to date continue to support once-weekly dosing of HPN424.  We plan to present interim results from the trial at a medical meeting in the first half of 2020 and to initiate an expansion cohort in 2020.

HPN536: In April 2019, we advanced our second TriTAC, HPN536, a MSLN-targeting T cell engager, into the clinic and dosed the first patient in a Phase 1/2a clinical trial for ovarian and other MSLN-expressing solid tumors. Patient enrollment continues as planned and two dosing cohorts have been completed. The study consists of two phases, an initial dose escalation phase of approximately 20 ovarian cancer patients, followed by an expansion phase of up to three additional parallel cohorts of 20 patients each with ovarian, pancreatic and mesothelioma cancer. The study is collecting data to evaluate the safety, tolerability, pharmacokinetics and activity of HPN536. We expect to present proof of concept data from the trial in 2020.

HPN217: We anticipate submitting an IND to the U.S. Food and Drug Administration, or FDA, for HPN217 by the end of 2019, followed by initiation of a Phase 1 clinical trial initiation in the first quarter of 2020. HPN217 is a TriTAC which targets B-cell maturation antigen for the potential treatment of multiple myeloma.

HPN328: We are developing HPN328, which targets Delta-like 3, for the treatment of SCLC, and we plan to initiate a Phase 1 trial in 2020.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $11.8 million and $25.4 million for the three and six months ended June 30, 2019, respectively, as compared to $6.0 million and $10.9 million for the three and six months ended June 30, 2018.  As of June 30, 2019, we had an accumulated deficit of $88.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

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

We will recognize revenue under the Collaboration Agreement over the four-year research period as research and development activities occur. Accordingly, of the $17.0 million upfront payment received in 2017, $1.1 million and $2.1 million of revenue was recognized during each of the three and six months ended June 30, 2019 and 2018, respectively, and, as of June 30, 2019, we had $9.9 million of deferred revenue under the Collaboration Agreement.

License Agreement with Werewolf Therapeutics, Inc.

In March 2018, we entered into an assignment and license agreement, or the Werewolf Agreement, with Werewolf Therapeutics, Inc., or Werewolf, a portfolio company of MPM Capital, Inc., a holder of more than 5% of our capital stock. Dr. Evnin, a member of our Board, is the interim Chief Executive Officer and Chairman of the board of directors of Werewolf. Dr. Baeuerle, a member of our Board, serves on the board of directors of Werewolf. Under the Werewolf Agreement, we assigned certain patents that relate to certain inducible polypeptides (and binding moiety for conditional activation of certain polypeptides) to Werewolf and granted to Werewolf a non-exclusive, royalty-bearing, sublicenseable license under certain other patents owned by us and relating to certain proteins, to make, use and commercialize products that are covered by such patents in the field of molecules comprising a certain polypeptide. Werewolf assigned certain patents to us relating to adoptive cell therapies and binding moieties for conditional activation of immunoglobulin and non-immunoglobulin molecules. Under the Werewolf Agreement, Werewolf paid us an upfront fee of $0.5 million. If Werewolf commercializes products covered by the licensed patents, then beginning on the first sale of such products, Werewolf will be obligated to pay to us a royalty on net sales of such products by Werewolf, its affiliates and licensees at a percentage in the low single digits, subject to an obligation to make a minimum annual royalty payment at an amount in the low hundreds of thousands of dollars.

Royalties on net sales will be recognized when the underlying sales occur. No royalty revenue was recognized under the Werewolf Agreement as of June 30, 2019.

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

Other Expense

Other expense is primarily comprised of foreign currency transaction losses related to certain transactions with European third-party vendors.

Results of Operations

Comparison of the Three and Six Months ended June 30, 2018 and 2019

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change ($)	Change (%)	2019	2018	Change ($)	Change (%)
	(dollars in thousands)				(dollars in thousands)
Revenue:
Collaboration and license revenue	$1,063	$1,063	$—	0%	$2,126	$2,626	$(500)	-19%
Total revenue	1,063	1,063	—	0%	2,126	2,626	(500)	-19%
Operating expenses:
Research and development	9,971	6,151	3,820	62%	19,353	11,684	7,669	66%
General and administrative	3,734	967	2,767	286%	9,566	1,949	7,617	391%
Total operating expenses	13,705	7,118	6,587	93%	28,919	13,633	15,286	112%
Loss from operations	(12,642)	(6,055)	6,587	109%	(26,793)	(11,007)	15,786	143%
Interest income	840	66	774	*	1,416	139	1,277	919%
Other expense	(15)	(5)	10	200%	(19)	(7)	12	171%
Net loss	$(11,817)	$(5,994)	$5,823	97%	$(25,396)	$(10,875)	$14,522	134%

*	Not meaningful

Revenue

Collaboration and license revenue of $1.1 million for the three months ended June 30, 2019 and 2018 consisted entirely of the amortized portion of the deferred $17.0 million upfront payment received by us in October 2017 under the Collaboration Agreement. Collaboration and license revenue decreased by $0.5 million, or 19%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  The decrease was due to the $0.5 million upfront payment received by us under the Werewolf Agreement in the six months ended June 30, 2018.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Product and clinical development	$4,170	$1,729	$8,163	$3,717
Research and technology services	707	1,088	1,368	1,848
Laboratory supplies and equipment	514	485	1,038	760
Pharmacology services	125	348	323	451
Personnel-related	2,123	1,224	4,264	2,479
Facility and other allocated expenses	1,801	722	3,097	1,459
Consulting	531	555	1,100	970
Total research and development expenses	$9,971	$6,151	$19,353	$11,684

Research and development expenses increased by $3.8 million, or 62%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily due to a $2.4 million increase in clinical development expense due to the development of four identified product candidates, which includes conducting preclinical studies and manufacturing runs to support ongoing clinical development, a $1.1 million increase in facility and other allocated expenses primarily related to the new lease entered into in August 2018, or the Cove Lease, and a $0.9 million increase in personnel-related expenses due to an increase in headcount, which was offset by a $0.6 million decrease in research and pharmacology services due to completion of certain research activities as our lead product candidates transitioned into clinical development.

Research and development expenses increased by $7.7 million, or 66%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  The increase was primarily due to a $4.4 million increase in clinical development expense due to development of four identified product candidates, which includes conducting preclinical studies and manufacturing runs to support ongoing clinical development, a $1.8 million increase in personnel-related expenses due to an increase in headcount, a $1.6 million increase in facility and other allocated expenses primarily related to the Cove Lease entered into in August 2018, a $0.3 million increase in laboratory supplies and equipment to support increased activity related to all of our product candidates, and a $0.1 million increase in consulting expenses primarily due to preparation for our HPN424 and HPN536 clinical trials, which was offset by a $0.5 million decrease in research and pharmacology services due to completion of certain research activities as our lead product candidates transitioned into clinical development.

General and Administrative

General and administrative expenses increased by $2.8 million, or 286%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily due to a $1.2 million increase in legal fees associated with ongoing litigation with Maverick Therapeutics, Inc., a $0.8 million increase in personnel-related expenses due to an increase in headcount, $0.4 million increase in professional services to support our ongoing operations as a public company, a $0.2 million increase in consulting and accounting services, and a $0.2 million increase in facility and other allocated expenses related to the Cove Lease.

General and administrative expenses increased by 7.6 million, or 391%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily due to a $4.1 million increase in legal fees associated with ongoing litigation with Maverick Therapeutics, Inc., a $1.3 million increase in personnel-related expenses due to an increase in headcount, a $0.7 million increase in consulting and accounting services primarily related to our FY18 audit, a $0.7 million increase in other professional services to support our ongoing operations as a public company, and a $0.2 million increase in facility and other allocated expenses related to the Cove Lease.

Interest Income

Interest income increased by $0.8 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Interest income increased by $1.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Interest income consisted primarily of interest earned on our cash deposit accounts and marketable securities during the three and six months ended June 30, 2019.

Other Expense

Other expense did not significantly fluctuate period over period.

Liquidity and Capital Resources

Liquidity

Since our inception and through June 30, 2019, we have financed our operations primarily through the issuance of convertible notes, the sale of convertible preferred stock, the sale of common stock, upfront payments received by us under the Collaboration Agreement and the Werewolf Agreement, and most recently the IPO of our common stock on Nasdaq, including the partial exercise of the underwriters’ option to purchase additional shares, in which we received an aggregate of approximately $70.7 million in net proceeds, which amount is net of $10.1 million in underwriters’ discount and offering costs. As of June 30, 2019, we had $133.9 million in cash, cash equivalents and marketable securities, an accumulated deficit of $88.0 million and working capital of $124.4 million. We expect to continue to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our product candidates. Additional capital will be needed to undertake these activities and commercialization efforts, and, therefore, we intend to raise such capital through the issuance of additional equity, borrowings, and potentially strategic alliances with other companies. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of the development programs or commercialization efforts, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the our business, results of operations, financial condition and/or out ability to fund our scheduled obligations on a timely basis or at all.

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

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities which include the net proceeds generated from our IPO in February 2019, will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of the financial statements. However, we will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies and clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Please see the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(25,372)	$(13,580)
Investing activities	(82,852)	(315)
Financing activities	70,825	32
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(37,399)	$(13,863)

Cash Flows from Operating Activities

During the six months ended June 30, 2019, cash used in operating activities was $25.4 million, which consisted of a net loss of $25.4 million and a net change of $2.0 million in our net operating assets and liabilities, partially offset by $2.0 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $0.8 million, depreciation and amortization of $0.6 million, amortization operating right-of-use lease asset of $0.8 million, and net amortization of premiums and discounts on marketable securities of $0.2 million. The change in operating assets and liabilities was primarily due to an increase of $1.4 million in other current assets primarily due to insurance recovery related to Maverick litigation, an increase in prepaid expenses of $1.3 million resulting from the timing payments for operating costs to support our operations as a public company and timing of payments made for ongoing research and development activities, an increase in accounts payable and other current liabilities of $0.5 million, a decrease of $3.1 million in other assets due to the recognition of deferred IPO costs, and a decrease in deferred revenue of $2.1 million resulting from the recognition of collaboration revenue.

During the six months ended June 30, 2018, cash used in operating activities was $13.6 million, which consisted of a net loss of $10.9 million, partially offset by $0.6 million in non-cash charges and a net change of $3.3 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $0.3 million and depreciation and amortization of $0.3 million. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $2.1 million resulting from the recognition of collaboration revenue, a decrease in accounts payable and accrued liabilities of $0.4 million due to timing of research and development activities, and an increase in prepaid expenses and other current assets of $0.8 million resulting from the timing of payments made for research and development activities.

Cash Flows from Investing Activities

During the six months ended June 30, 2019, cash used in investing activities of $82.9 million was primarily related to purchases of marketable securities and property and equipment consisting primarily of laboratory equipment.

During the six months ended June 30, 2018, cash used in investing activities of $0.3 million was primarily related to purchases of property and equipment consisting primarily of laboratory equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2019, cash provided by financing activities of $70.8 million was primarily related to the proceeds received from our IPO in February 2019.

During the six months ended June 30, 2018, cash provided by financing activities was primarily due to proceeds from the issuance of common stock upon the exercise of stock options.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2019:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
	(In thousands)
Operating lease obligations	$952	$7,699	$5,549	$7,433	$21,633
Total	$952	$7,699	$5,549	$7,433	$21,633

The obligations noted above represent operating lease obligations related to our occupied premises at 4000 Shoreline Court in South San Francisco, California that commenced in March 2017 and expired in July 2019. In addition, in August 2018, we entered into an operating lease for our new office and laboratory space in South San Francisco, California that consists of approximately 35,000 square feet of new office and laboratory space. We moved into the new facility on July 1, 2019 and the lease expires eight years from that date. We have estimated it will cost approximately $10.3 million to build-out the facility to meet our operational requirements. The lease provides for a tenant improvement allowance of approximately $5.2 million and the option for an additional tenant improvement allowance of approximately $1.4 million. The additional tenant improvement allowance of $1.4 million would be treated as a loan from the landlord and is expected to be paid back (including interest) by us through additional rental payments. In December 2018, we exercised this option for the use of the additional tenant improvement allowance of $1.4 million.  As of June 30, 2019, we utilized the full tenant improvement allowance of $6.6 million.  The initial annual base rent is approximately $2.2 million, and such amount will increase by 3.5% annually on each anniversary of the commencement date, equaling approximately $20.0 million over the eight-year lease term. In connection with the lease, we will maintain a letter of credit for the benefit of the landlord in the amount of $0.5 million.

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

Critical Accounting Polices and Estimates

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. There have been no material changes to our critical accounting policies during the six months ended June 30, 2019 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 14, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $25.4 million and $10.9 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated loss of $88.0 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

•	conduct our ongoing Phase 1 trial of HPN424 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC;
•	conduct our ongoing Phase 1/2a trial of HPN536 for the treatment of ovarian cancer and other MSLN- expressing tumors;
•	continue the research and development of our other product candidates;
•	continue the development of our product candidates beyond Phase 1 trials;
•	seek to enhance our TriTAC and ProTriTAC platforms and discover and develop additional product candidates;
•	apply for regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a manufacturing, sales, marketing and distribution infrastructure to produce and commercialize any products for which we may obtain regulatory approvals;
•	maintain, expand and protect our intellectual property portfolio;
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

As of July 31, 2019, we had 54 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. In August 2018, we commenced a Phase 1 trial of HPN424 for the treatment of mCRPC. In April 2019, we commenced a Phase 1/2a trial of HPN536, which targets MSLN. MSLN is expressed on malignant cells of multiple tumor types. Given the expression of MSLN on both normal and cancerous cells, HPN536 may result in high or unacceptable levels of toxicity when tested in humans. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Additionally, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. For example, on November 25, 2018, we received a letter from counsel for Maverick alleging that our ProTriTAC program is subject to the non-compete provision of our Asset Transfer Agreement with Maverick. On January 3, 2019, Maverick filed a complaint against us in the Delaware Court of Chancery and a motion for a temporary restraining order seeking to prohibit us from further developing our ProTriTAC platform. The complaint alleges various claims, including for breach of contract and misappropriation of trade secrets, and seeks as relief, among other things, a declaration that our ProTriTAC technology impermissibly competes in the Maverick Field (as defined in the Asset Transfer Agreement), a preliminary and permanent injunction and unspecified damages. We believe that the mechanism of action employed by our ProTriTAC platform falls outside the Maverick Field. On May 8, 2019, the court granted Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, permission to intervene in the litigation based on a proposed complaint. On May 14, 2019, Millennium filed a Complaint in Intervention, asserting various claims, including fraud and unjust enrichment, and seeking as relief, among other things, an injunction and unspecified damages.

In the event that an injunction is granted, we would be unable to proceed with development of our ProTriTAC platform until the injunction is lifted, if ever and, if Millennium were to prevail on its claims, we could be required to pay damages. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including those producing therapeutics to treat and potentially cure cancer, have employed intellectual property litigation as a means to gain an advantage over competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in February 2019 at a price of $14.00 per share, the reported high and low sales prices of our common stock has ranged from $9.07 to $17.85 through July 31, 2019.

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

As of July 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 70.6% of our outstanding voting stock.  Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Future sales of our common stock in the public market could cause our common stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

As of July 31, 2019, we had outstanding 24,564,479 shares of common stock. The resale of 20,513,375 shares, or 83.5% of our outstanding shares, of common stock is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with our IPO. However, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning 181 days after February 7, 2019, the date of the final prospectus for our IPO. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, market stand-off agreements and/or lock-up agreements, as well as Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act.

The holders of approximately 18,332,732 shares, or 74.6% of our outstanding shares, of our common stock have rights, subject to some conditions, that to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. We have also registered the offer and sale of all shares of common stock that we issued under our equity compensation plans. These shares may accordingly be sold in the public market upon issuance, subject to the lock-up agreements entered into by our stockholders with the underwriters in connection with our IPO.

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

In preparing our financial statements for the fiscal years ended December 31, 2016 and 2017, we identified a material weakness in our internal control over financial reporting, and our failure to remedy other material weaknesses could result in material misstatements in our financial statements and cause investors to lose confidence in the accuracy and completeness of our financial reports, either of which could adversely affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1¥*	Asset Transfer Agreement by and between the Registrant and Maverick Therapeutics, Inc., dated as of December 30, 2016, as amended	S-1	333-229040	2.1	1/29/2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant					X

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38800	3.2	2/13/2019

10.1¥	First Amendment to the Discovery Collaboration and License Agreement between the Registrant and AbbVie Biotechnology Ltd., dated as of April 3, 2019	10-Q	001-38800	10.1	5/9/2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Definition Linkbase Document

101.DEF	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: August 5, 2019

HARPOON THERAPEUTICS, INC.

By:	/s/ Gerald McMahon, Ph.D.
Gerald McMahon, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer
(Principal Financial and Accounting Officer)