Form 10-Q
period 2019-09-30
Harpoon Therapeutics, Inc.
filed 2019-11-06
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of October 31, 2019 was 24,638,428.

HARPOON THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “company,” “Harpoon,” “we,” “us” and “our” refer to Harpoon Therapeutics, Inc.“TriTAC” is a registered trademark and “Harpoon Therapeutics,” “Harpoon,” the Harpoon logo, and ProTriTAC are trademarks, all owned by Harpoon Therapeutics, Inc.  This report also contains trademarks and trade names that are property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARPOON THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$56,764	$89,493
Short-term marketable securities	64,463	—
Prepaid expenses and other current assets	1,764	730
Total current assets	122,991	90,223
Property and equipment, net	11,770	2,998
Operating lease right-of-use asset	7,106	—
Tenant improvement allowance receivable	—	5,784
Other assets	521	3,575
Total assets	$142,388	$102,580
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable	3,900	4,357
Accrued liabilities	7,719	3,341
Deferred revenue, current	4,080	4,250
Operating lease liabilities, current	987	—
Total current liabilities	16,686	11,948
Deferred revenue, noncurrent	4,420	7,792
Operating lease liabilities, net of current portion	14,051	—
Other long-term liabilities	—	6,742
Total liabilities	35,157	26,482
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value; no shares and 82,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; no shares and 16,618,448 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively; $0 and $130,178 aggregate liquidation preference at September 30, 2019 and December 31, 2018, respectively	—	129,577
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 150,000,000 shares and 114,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 24,613,803 shares and 1,383,221 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3	1
Additional paid-in capital	211,038	9,111
Accumulated other comprehensive income	85	—
Accumulated deficit	(103,895)	(62,591)
Total stockholders' equity (deficit)	107,231	(53,479)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$142,388	$102,580

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Collaboration and license revenue	$1,417	$1,063	$3,543	$3,689
Total revenue	1,417	1,063	3,543	3,689
Operating expenses
Research and development	9,533	5,967	28,886	17,651
General and administrative	8,493	1,942	18,059	3,891
Total operating expenses	18,026	7,909	46,945	21,542
Loss from operations	(16,609)	(6,846)	(43,402)	(17,853)
Interest income	727	109	2,143	248
Other expense	(26)	(22)	(45)	(29)
Net loss	(15,908)	(6,759)	(41,304)	(17,634)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	(25)	—	85	—
Comprehensive loss	$(15,933)	$(6,759)	$(41,219)	$(17,634)
Net loss per share, basic and diluted	$(0.65)	$(6.23)	$(1.95)	$(17.22)
Weighted-average common shares used in computing net loss per share, basic and diluted	24,457,402	1,084,477	21,202,848	1,024,105

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share data)

	Convertible				Additional	Note Receivable	Accumulated Other		Total Stockholders'
	Preferred Stock		Common Stock		Paid-In	from	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stockholder	Income/(Loss)	Deficit	(Deficit)
Balances at December 31, 2018	16,618,448	129,577	1,211,419	$1	$9,111	$—	$—	$(62,591)	$(53,479)
Conversion of Series A, B, and C convertible preferred stock into common stock	(16,618,448)	(129,577)	16,618,448	1	129,576	—	—	—	129,577
Issuance of common stock upon exercise of warrants	—	—	563,043	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of offering costs of $10,122	—	—	5,769,201	1	70,646	—	—	—	70,647
Issuance of common stock for exercise of stock options	—	—	18,036	—	25	—	—	—	25
Vesting of early exercised stock options	—	—	11,900	—	9	—	—	—	9
Stock-based compensation	—	—	—	—	369	—	—	—	369
Vesting of Founder's shares	—	—	16,302	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(13,579)	(13,579)
Other comprehensive income	—	—	—	—	—	—	26	—	26
Balances at March 31, 2019	—	—	24,208,349	$3	$209,736	$—	$26	$(76,170)	$133,595
Issuance of common stock for exercise of stock options	—	—	205,328	—	136	—	—	—	136
Vesting of early exercised stock options	—	—	11,898	—	9	—	—	—	9
Stock-based compensation	—	—	—	—	467	—	—	—	467
Vesting of Founder's shares	—	—	5,879	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(11,817)	(11,817)
Other comprehensive income	—	—	—	—	—	—	84	—	84
Balances at June 30, 2019	—	—	24,431,454	$3	$210,348	$—	$110	$(87,987)	$122,474
Issuance of common stock for exercise of stock options	—	—	56,680	—	89	—	—	—	89
Vesting of early exercised stock options	—	—	11,893	—	9	—	—	—	9
Stock-based compensation	—	—	—	—	592	—	—	—	592
Net loss	—	—	—	—	—	—	—	(15,908)	(15,908)
Other comprehensive loss	—	—	—	—	—	—	(25)	—	(25)
Balances at September 30, 2019	—	—	24,500,027	$3	$211,038	$—	$85	$(103,895)	$107,231

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share data)

	Convertible				Additional	Note Receivable	Accumulated Other		Total Stockholders'
	Preferred Stock		Common Stock		Paid-In	from	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stockholder	Income	Deficit	(Deficit)
Balances at December 31, 2017	6,989,973	39,841	948,294	1	8,309	(28)	—	(35,225)	(26,943)
Issuance of common stock for exercise of stock options	—	—	10,248	—	7	—	—	—	7
Vesting of early exercised stock options	—	—	4,575	—	3	—	—	—	3
Stock-based compensation	—	—	—	—	147		—	—	147
Vesting of Founder's shares	—	—	20,980	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(4,881)	(4,881)
Balances at March 31, 2018	6,989,973	39,841	984,097	$1	$8,466	$(28)	$—	$(40,106)	$(31,667)
Issuance of common stock for exercise of stock options	—	—	10,168	—	6	—	—	—	6
Vesting of early exercised stock options	—	—	28,809	—	17	—	—	—	17
Vesting of Founder's shares	—	—	20,201	—	140	—	—	—	140
Net loss	—	—	—	—	—	—	—	(5,994)	(5,994)
Balances at June 30, 2018	6,989,973	39,841	1,043,275	$1	$8,629	$(28)	$—	$(46,100)	$(37,498)
Issuance of Series B convertible preferred stock at $6.39 per share upon extinguishment of 2016 Notes and 2017 Notes net of issuance costs of $8	3,128,540	1,992	—	—	—	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	95,191	—	95	28	—	—	123
Vesting of early exercised stock options	—	—	10,744	—	7	—	—	—	7
Vesting of Founder's shares	—	—	24,097	—	146	—	—	—	146
Net loss	—	—	—	—	—	—	—	(6,759)	(6,759)
Balances at September 30, 2018	10,118,513	41,833	1,173,307	$1	$8,877	$—	$—	$(52,859)	$(43,981)

HARPOON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(41,304)	$(17,635)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,428	461
Depreciation and amortization	400	447
Non cash lease expense	1,110	—
Net amortization of discounts on marketable securities	(482)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,033)	(852)
Other assets	3,053	(5)
Accounts payable	(697)	(10)
Accrued liabilities	4,317	92
Deferred revenue	(3,542)	(3,188)
Operating lease liabilities	141	—
Other long-term liabilities	—	8
Net cash used in operating activities	(36,609)	(20,682)
Cash flows from investing activities
Purchases of property and equipment	(3,147)	(506)
Purchases of marketable securities	(88,867)	—
Maturities of marketable securities	24,970	—
Net cash used in investing activities	(67,044)	(506)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of commissions	70,647	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	19,991
Proceeds from issuance of common stock upon exercise of stock options, net	277	134
Payments of deferred initial public offering costs	—	(35)
Net cash provided by financing activities	70,924	20,090
Net decrease in cash, cash equivalents, and restricted cash	(32,729)	(1,098)
Cash, cash equivalents, and restricted cash at beginning of period	89,960	29,423
Cash, cash equivalents, and restricted cash at end of period	$57,231	$28,325
Supplemental disclosures of non-cash investing and financing information
Conversion of preferred stock to common stock and additional paid-in capital	$129,577	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$241	$118
Right-of-use asset obtained in exchange for lease obligation	$8,404	$—
Modification of operating lease	$(188)	$—
Tenant improvements provided by landlord	$5,723	$—
Deferred initial public offering costs included in accounts payable and accrued liabilities	$—	$465

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Notes to the Condensed Financial Statements

(unaudited)

1.	Organization

Description of Business

Harpoon Therapeutics, Inc. (the “Company”) is a clinical-stage immunotherapy company developing a novel class of T cell engagers that harness the power of the body’s immune system to treat patients suffering from cancer and other diseases. T cell engagers are engineered proteins that direct a patient’s own T cells to kill target cells that express specific proteins, or antigens, carried by the target cells. Using a proprietary Tri-specific T cell Activating Construct (“TriTAC”), platform, the Company is developing a pipeline of novel T cell engagers, or TriTACs, initially focused on the treatment of solid tumors and hematologic malignancies. The Company was incorporated in Delaware in March 2015 and is headquartered in South San Francisco, California.

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

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of September 30, 2019, the Company had an accumulated deficit of $103.9 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of September 30, 2019, the Company had cash, cash equivalents, and marketable securities of $121.2 million, which is available to fund future operations. The Company believes that the proceeds from the IPO, along with the Company’s cash and cash equivalents balance as of September 30, 2019, provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying condensed financial statements. The Company will need to raise additional capital to support the completion of its research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of SEC Regulation S-X for interim financial information.

The accompanying unaudited condensed financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 14, 2019 (the “2018 Annual Report on Form 10-K”). The condensed Balance Sheet as of December 31, 2018 was derived from the audited annual financial statements as of the period then ended. Certain information and footnote disclosures typically included in the Company's audited financial statements have been condensed or omitted. The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. The accompanying unaudited condensed financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the three and nine months ended September 30, 2019, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2018 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 2, “Summary of Significant Accounting Policies,” to the Company’s audited financial statements included in the 2018 Annual Report on Form 10-K which have been prepared in accordance with GAAP.

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

The Company maintained restricted cash of $0.5 million for both periods ended as of September 30, 2019 and December 31, 2018, respectively. This amount as of September 30, 2019 and December 31, 2018 are included within “Other assets” in the accompanying balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters entered into in August 2018 as discussed in Note 7.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	As of
	September 30, 2019	December 31, 2018	September 30, 2018
	(in thousands)
Balance Sheets
Cash and cash equivalents	$56,764	$89,493	$27,858
Restricted cash (included in other assets)	467	467	467
Cash, cash equivalents and restricted cash in Statements of Cash Flows	$57,231	$89,960	$28,325

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

Deferred Offering Costs

The Company had deferred offering costs consisting of legal, accounting and other fees and costs directly attributable to the IPO, which was completed in February 2019. The deferred offering costs were offset against the gross proceeds of the IPO.  As of September 30, 2019 and December 31, 2018, zero and $3.0 million of deferred offering costs were included in other assets on the balance sheets, respectively.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 (Topic 842), Leases (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company for the year ending December 31, 2020 and all interim periods thereafter. Effective January 1, 2019, the Company early adopted ASU No. 2016-02 using the alternative transition approach provided by ASU No. 2018-11. The Company elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. The Company also elected the short-term lease practical expedient, which allowed the Company to not recognize leases with a term of less than 12 months on the balance sheets. In addition, the Company elected the lease and non-lease components practical expedient, which allowed the Company to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $8.4 million and $15.1 million, respectively, on the balance sheets as of January 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s Tizona Lease and Cove Lease (see Note 7), discounted using the Company’s incremental borrowing rate as of January 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities, adjusted for the unamortized lease incentives received and the cumulative difference between rent expense and amounts paid under the Tizona Lease and Cove Lease. The adoption of ASU 2016-02 did not have a material impact on either the statement of operations or statement of cash flows for the three or nine months ended September 30, 2019.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19 and ASU 2019-04 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The amendments apply to entities which hold financial assets that are not accounted for at fair value through net income as well as loans, debt securities, accounts receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Topic 326 requires entities to record expected credit losses for certain financial instruments, including available-for-sale securities, as an allowance that reflect the entity’s current estimate of credit losses expected to be incurred.  For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of the adoption of this guidance on its financial statements.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements at September 30, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$39,879	$39,879	$—	$—
U.S. government treasuries	14,979	14,979	—	—
Short-term marketable securities
U.S. government treasuries	27,955	27,955	—	—
Corporate debt securities	19,010	—	19,010	—
U.S. government agency securities	17,498	—	17,498	—
Total assets	$119,321	$82,813	$36,508	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$60,396	60,396	$—	$—
Total assets	$60,396	$60,396	$—	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company had no Level 3 assets or liabilities as of September 30, 2019 and December 31, 2018. There were no transfers between Level 1 and Level 2 for the periods ended September 30, 2019 and December 31, 2018.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of September 30, 2019 and December 31, 2018.

4.	Available-for-Sale Securities

All marketable securities were considered available-for-sale at September 30, 2019. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
U.S. government treasuries	$14,977	$2	$—	$14,979
Money market funds	23,782	—	—	23,782
Total cash equivalents	38,759	2	—	38,761
Short-term marketable securities:
U.S. government treasuries	27,944	11	—	27,955
U.S. government agency securities	17,476	21	—	17,497
Corporate debt securities	18,960	51	—	19,011
Total short-term marketable securities	64,380	83	—	64,463
Total	$103,139	$85	$—	$103,224

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$60,396	$—	$—	$60,396
Total cash equivalents	$60,396	$—	$—	$60,396

As of September 30, 2019 and December 31, 2018, there were no marketable securities that were in an unrealized loss position.

All of the Company’s marketable securities have an effective maturity of less than two years.

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Laboratory equipment	$3,679	$2,402
Furniture and fixtures	552	312
Computer equipment and software	91	32
Leasehold improvements	8,862	360
Construction in progress	—	906
	13,184	4,012
Less: Accumulated depreciation and amortization	(1,414)	(1,014)
Total property and equipment, net	$11,770	$2,998

Depreciation and amortization expense for property and equipment amounted to $1.1 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively and $0.9 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2019	2018
Accrued research and development	$2,016	$504
Accrued personnel costs	1,695	1,593
Accrued professional and consulting fees	2,663	333
Accrued offering costs	—	709
Other	1,345	202
Total accrued liabilities	$7,719	$3,341

6.	Convertible Notes

In May 2017, the outstanding principal balance of the Company’s convertible promissory notes issued in November 2016 (the “2016 Notes”) and January 2017 (the “2017 Notes”), and the then-outstanding balance of accrued interest, converted into 811,103 shares of the Company’s Series B convertible preferred stock in conjunction with the Series B preferred stock financing. The conversion of the 2016 Notes and the 2017 Notes into shares of Series B convertible preferred stock was accounted for as an extinguishment. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into shares of common stock.  The Company had no convertible preferred stock outstanding as of September 30, 2019.

Warrants Issued with 2016 and 2017 Notes

As of December 31, 2018, warrants for the purchase of an aggregate of 565,270 shares of the Company’s common stock were outstanding and exercisable. In connection with the IPO, all of these warrants automatically net exercised at the IPO price of $14.00 per share, resulting in the issuance of 563,043 shares of common stock.

7.	Commitments and Contingencies

Leases

In February 2017, the Company entered into an operating lease agreement with Tizona Therapeutics, Inc. (the “Tizona Lease”) for its headquarters in South San Francisco, California. One member of the Board is also the Executive Chairman of Tizona and, as such, Tizona is deemed to be a related party. The lease term was for 36 months. The lease agreement included escalation clauses for increased rent over the lease term. In addition to the minimum future lease commitments presented below, the lease required the Company to pay property taxes, insurance, maintenance and repair costs. Rent expense was recognized using the straight-line method over the term of the lease. The Company recorded a deferred rent liability calculated as the difference between rent expense and cash rental payments. The current portion of the liability is included within other current liabilities on the balance sheets. The remaining non-current portion is classified in other long-term liabilities.

In June 2019, the Company entered into a sublease termination agreement with Tizona (the “Termination Agreement”) with the purpose of terminating the existing Tizona Lease. Under the Termination Agreement, the Company and Tizona agreed to terminate the obligations, liabilities and benefits under the Tizona Lease as of the reduced lease term date of July 31, 2019. In addition, the Company paid a termination fee of $0.4 million to Tizona in July of 2019. The Company is no longer a subtenant to Tizona under the Tizona Lease as of September 30, 2019.

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease has an initial term of eight years, beginning on the lease commencement date, with an option to extend the lease for an additional period of eight years. The lease commencement date was July 1, 2019 at which time the Company took occupancy. Pursuant to the terms of the lease, the Company is entitled to a tenant improvement allowance of approximately $5.2 million with the option for an additional tenant improvement allowance of approximately $1.4 million. The additional tenant improvement allowance of $1.4 million, which was exercised in December 2018, is treated as a loan from the landlord and is expected to be paid back (including interest) by the Company through additional rental payments. As of September 30, 2019, the full tenant improvement allowance of $6.6 million was utilized under this lease, which was recorded as leasehold improvements and a reduction to the tenant improvement allowance receivable on the balance sheet.

The Cove Lease has a remaining term of approximately eight years. The Cove Lease includes an option to renew, exercised at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of September 30, 2019, the Company has not determined whether it will exercise its option to extend the lease term.  Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. The Cove Lease qualifies as an operating lease. The following table summarizes the presentation in the Company’s condensed balance sheets of its operating lease (in thousands):

As of September 30, 2019
Assets:
Operating lease right-of-use assets	$7,106
Liabilities
Operating lease liabilities	$987
Operating lease liabilities, net of current portion	14,051
Total operating lease liabilities	$15,038

The Company incurred $0.1 million and $0.3 million in variable lease costs for each of the three and nine months periods ended September 30, 2019, respectively.

Future minimum lease payments under the Cove Lease as of September 30, 2019 are as follows (in thousands):

As of September 30, 2019	Operating Lease Commitments
2019	$427
2020	2,487
2021	2,566
2022	2,647
2023	2,731
Thereafter	10,251
Total future minimum lease payments	21,109
Less: Present value adjustment for minimum lease commitments	(6,071)
Total	$15,038

As of September 30, 2019, the weighted average remaining lease term was 7.80 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.95%.

Rent expense was $0.9 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $2.2 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization of the right-of-use lease assets was $0.3 million and zero for the three months ended September 30, 2019 and 2018, respectively and $1.1 million and zero for the nine months ended September 30, 2019 and 2018, respectively.

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

In April 2019, the Company and AbbVie amended the Collaboration Agreement to modify certain time periods for selection of collaboration targets by AbbVie. The first target was selected in 2017 and the Company believes it has satisfied all of its development obligations associated with the first target as of September 30, 2019. In October 2019, AbbVie selected a second target, which allows both the Company and AbbVie to begin research and discovery activities associated with the second target.

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

The Company assessed the Collaboration Agreement in accordance with Topic 606 and concluded that AbbVie is a customer. The Company concluded that there are multiple promises under the Collaboration Agreement which include the research and development activities, regulatory documentation and know-how, exclusivity, and the license to the related technology. The Company combined these promises into a single performance obligation, as the Company is obliged to render specialized services for the research program, and other promises have either no significant value or are not distinct. The Company estimates that the $17.0 million upfront payment will be recognized over the estimated four-year period of ongoing research and development activities based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition.

At the inception of the Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the single unit of accounting. The Company has evaluated the transaction price and has determined $17.0 million is still appropriate as of September 30, 2019. For the three months ended September 30, 2019 and 2018, $1.4 million and $1.1 million of revenue has been recognized, respectively, and for the nine months ended September 30, 2019 and 2018, $3.5 million and $3.7 million of revenue has been recognized in the accompanying statement of operations and comprehensive loss, respectively. As of September 30, 2019, the Company has recorded $8.5 million in deferred revenue, of which $4.4 million is classified as long-term and $4.1 million as short-term deferred revenue, in the accompanying balance sheet.

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

As of September 30, 2019, the Company has not recognized or earned any milestone payments under the Collaboration Agreement. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized during the three and nine months ended September 30, 2019.

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

The Company assessed the Werewolf Agreement in accordance with Topic 606 and concluded that Werewolf is a customer, and there is only one promise and a performance obligation to deliver intellectual property license. The upfront fee of $0.5 million was recognized upfront during the nine month period ended September 30, 2018 upon delivery of the license to Werewolf and royalties on net sales will be recognized when the underlying sales occur. No royalty revenue was recognized under the Werewolf Agreement during the three and nine months ended September 30, 2019 or 2018.

9.	Equity

Stock-Based Compensation

As of September 30, 2019, there were 2,113,843 shares reserved by the Company to grant under the 2019 Equity Incentive Plan (the “2019 Plan”).

The following summarizes option activity under the 2019 Plan:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2018	3,323,988	1.61	9.07	$1,675
Options granted	302,412	13.20
Options exercised	(280,044)	0.89
Options cancelled	(83,864)	1.32
Balance as of September 30, 2019	3,262,492	2.75	8.52	$35,661
Vested and expected to vest as of September 30, 2019	3,262,492	2.75	8.52	$35,661
Exercisable as of September 30, 2019	684,569	1.61	7.63	$8,254

As of September 30, 2019, 2,340,438 shares were authorized for the grant of options. The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $0.7 million and $3.1 million for the three and nine months ended September 30, 2019, respectively, and $0.1 million for each of the three and nine months ended September 30, 2018. There is no future tax benefit related to options exercised, as the Company had accumulated net operating losses at September 30, 2019 and 2018.

During the three months ended September 30, 2019 and 2018, the estimated weighted-average grant-date fair value of the employee options vested was $0.86 and $0.71 per share, respectively, and the estimated weighted-average grant-date fair value of the employee options granted was $9.80 and $1.20 per share, respectively. During the nine months ended September 30, 2019 and 2018, the estimated weighted-average grant-date fair value of employee options vested was $0.86 and $0.71, respectively, and the estimated weighted-average grant-date fair value of the employee options granted was $9.29 and $1.18 per share, respectively.

As of September 30, 2019, there was $4.4 million of unrecognized stock-based compensation related to unvested stock options that is expected to be recognized over a weighted-average period of 2.7 years.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2019	2018
Expected term (years)	5.86	6.08
Expected volatility	77.76%	75.03%
Risk-free interest rate	2.22%	2.80%
Expected dividend	0%	0%

Total stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Operating Expenses
Research and development	$169	$71	$466	$211
General and administrative	423	103	962	250
Total stock-based compensation	$592	$174	$1,428	$461

Stock-based compensation related to non-employee awards, which is included in the table above, was zero and $0.1 million for the three and nine months ended September 30, 2019 and 2018, respectively.

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

A summary of restricted stock activity is shown in the below table:

Number of
of Restricted
Stock Outstanding
Restricted shares- December 31, 2018	22,178
Restricted stock awards vested	(22,178)
Unvested shares repurchased	—
Restricted shares- September 30, 2019	—

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the repurchase right lapses. As of September 30, 2019 and December 31, 2018, there was $161,000 and $188,000, respectively, recorded in other current liabilities relating to shares subject to repurchase. For accounting purposes, unvested early exercised shares are not considered issued and outstanding until the awards vest. As a result of early exercises under the 2015 Plan, 113,856 and 149,565 shares had not vested and were subject to repurchase as of September 30, 2019 and December 31, 2018, respectively.

10.	Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,	As of December 31,
	2019	2018
Convertible preferred stock (as converted)	—	16,618,448
Common stock options issued and outstanding	3,262,492	3,323,988
Restricted Stock subject to future vesting	—	22,178
Early exercised stock options subject to future vesting	113,856	149,565
Warrants to purchase shares of common stock	—	565,270
Total	3,376,348	20,679,449

Neither the Company’s convertible preferred stock nor restricted stock subject to future vesting participates in losses.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(15,908)	$(6,759)	$(41,304)	$(17,634)
Net loss per share, basic and diluted	$(0.65)	$(6.23)	$(1.95)	$(17.22)
Weighted-average shares used to compute basic and diluted net loss per share	24,457,402	1,084,477	21,202,848	1,024,105

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

Pipeline Update

HPN424: Our lead product candidate is currently in the dose escalation portion of a Phase 1 clinical trial for the treatment of mCRPC. The dose escalation phase is designed to determine the maximum tolerated dose and a recommended Phase 2 dose. Once a recommended Phase 2 dose is determined, we will initiate the dose expansion phase. Consistent with the TriTAC mechanism of action, we observed adverse events associated with T cell activation and cytokine induction, which prompted us to explore the use of dexamethasone as a premedication to limit potential adverse events. We have found that the addition of weekly dexamethasone premedication, tapered over several weeks, has successfully limited adverse events. Several patients have completed the scheduled taper and have successfully continued treatment with HPN424 in the absence of dexamethasone, with no complications observed thus far. Enrollment is ongoing in the dose-escalation phase of the trial. Pharmacokinetics observed to date continue to support once-weekly dosing of HPN424.  We plan to present interim results from the trial at a medical meeting in the first half of 2020 and to initiate an expansion cohort in 2020.

HPN536: In April 2019, we advanced our second TriTAC, HPN536, a MSLN-targeting T cell engager, into the clinic and dosed the first patient in a Phase 1/2a clinical trial for ovarian and other MSLN-expressing solid tumors. Patient enrollment continues as planned in the dose-escalation phase of the trial. The study consists of two phases, an initial dose escalation phase of approximately 20 ovarian and pancreatic cancer patients, followed by an expansion phase of up to three additional parallel cohorts of 20 patients each with ovarian, pancreatic and mesothelioma cancer. The study is collecting data to evaluate the safety, tolerability, pharmacokinetics and activity of HPN536. We expect to present proof of concept data from the trial in 2020.

HPN217: We anticipate submitting an IND to the U.S. Food and Drug Administration, or FDA, for HPN217 by the end of 2019, followed by initiation of a Phase 1/2 clinical trial in the first half of 2020. HPN217 is a TriTAC that targets B-cell maturation antigen for the potential treatment of multiple myeloma.

HPN328: We are developing HPN328, which targets Delta-like 3, for the treatment of SCLC, and we plan to initiate a Phase 1 trial in 2020. In October 2019, we presented data on HPN328 for the treatment of small cell lung cancer at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. HPN328 was well-tolerated in cynomolgus monkeys at 1 and 10 mg/kg and pharmacokinetic data support the potential for once weekly dosing.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $15.9 million and $41.3 million for the three and nine months ended September 30, 2019, respectively, as compared to $6.8 million and $17.6 million for the three and nine months ended September 30, 2018, respectively.  As of September 30, 2019, we had an accumulated deficit of $103.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

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

In April 2019, we and AbbVie amended the Collaboration Agreement to modify certain time periods for selection of collaboration targets by AbbVie. The first target was selected in 2017 and we believe we have satisfied all of our development obligations associated with the first target as of September 30, 2019. In October 2019, AbbVie selected a second target, which allows us to begin research and discovery activities associated with the second target.

We will recognize revenue under the Collaboration Agreement in proportion to the work performed over the four-year research period as research and development activities occur. In the third quarter of 2019, our performance obligation related to our first target was satisfied as a result of completed research and development services under the Collaboration Agreement. We determined that 50% of the $17.0 million upfront payment received in 2017 was recognized as revenue through September 30, 2019. Accordingly, of the $17.0 million upfront payment received in 2017, $1.4 million and $1.1 million of revenue was recognized during the three months ended September 30, 2019 and 2018, respectively, and $3.5 and $3.7 million of revenue was recognized during the nine months ended September 30, 2019 and 2018, respectively. Additionally, as of September 30, 2019, we had $8.5 million of deferred revenue under the Collaboration Agreement.

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

Royalties on net sales will be recognized when the underlying sales occur. No royalty revenue was recognized under the Werewolf Agreement as of September 30, 2019.

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

Other Expense

Other expense is primarily comprised of foreign currency transaction losses related to certain transactions with European third-party vendors.

Results of Operations

Comparison of the Three and Nine Months ended September 30, 2018 and 2019

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change ($)	Change (%)	2019	2018	Change ($)	Change (%)
	(dollars in thousands)				(dollars in thousands)
Revenue:
Collaboration and license revenue	$1,417	$1,063	$354	33%	$3,543	$3,689	$(146)	-4%
Total revenue	1,417	1,063	354	33%	3,543	3,689	(146)	-4%
Operating expenses:
Research and development	9,533	5,967	3,566	60%	28,886	17,651	11,235	64%
General and administrative	8,493	1,942	6,551	337%	18,059	3,891	14,168	364%
Total operating expenses	18,026	7,909	10,117	128%	46,945	21,542	25,403	118%
Loss from operations	(16,609)	(6,846)	9,763	143%	(43,402)	(17,853)	25,549	143%
Interest income	727	109	618	569%	2,143	248	1,895	767%
Other expense	(26)	(22)	5	20%	(45)	(29)	17	56%
Net loss	$(15,908)	$(6,759)	$9,150	135%	$(41,304)	$(17,635)	$23,670	134%

*	Not meaningful

Revenue

Collaboration and license revenue increased by $0.3 million, or 33%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Total collaboration license revenue consisted entirely of the recognized portion of the deferred $17.0 million upfront payment received by us in October 2017 under the Collaboration Agreement. As of September 30, 2019, we have performed research and development services for which we believe we have satisfied our performance obligation related to the first target. Collaboration and license revenue decreased by $0.1 million, or 4%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  The decrease was due to the $0.5 million upfront payment received by us under the Werewolf Agreement in the nine months ended September 30, 2018, offset by the portion of the upfront payment under the Collaboration Agreement recognized in the nine months ended September 30, 2019.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Product and clinical development	$3,427	$1,816	$11,590	$5,533
Research and technology services	652	802	2,020	2,650
Laboratory supplies and equipment	632	488	1,670	1,248
Pharmacology services	168	147	491	598
Personnel-related	2,048	1,301	6,312	3,780
Facility and other allocated expenses	1,721	686	4,818	2,145
Consulting	885	727	1,985	1,697
Total research and development expenses	$9,533	$5,967	$28,886	$17,651

Research and development expenses increased by $3.6 million, or 60%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to a $1.6 million increase in clinical development expense due to the development of four identified product candidates, which includes conducting preclinical studies and manufacturing runs to support ongoing clinical development, a $1.0 million increase in facility and other allocated expenses primarily related to the new lease entered into in August 2018, or the Cove Lease, a $0.8 million increase in personnel-related expenses due to an increase in headcount, a $0.2 million increase in laboratory supplies and equipment to support increased activity related to all of our product candidates, and a $0.2 million increase in consulting expenses primarily due to our HPN424 and HPN536 clinical trials, which was offset by a $0.2 million decrease in research and pharmacology services due to completion of certain research activities as our lead product candidates transitioned into clinical development.

Research and development expenses increased by $11.2 million, or 64%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  The increase was primarily due to a $6.1 million increase in clinical development expense due to development of four identified product candidates, which includes conducting preclinical studies and manufacturing runs to support ongoing clinical development, a $2.6 million increase in facility and other allocated expenses primarily related to the Cove Lease entered into in August 2018, a $2.5 million increase in personnel-related expenses due to an increase in headcount, a $0.4 million increase in laboratory supplies and equipment to support increased activity related to all of our product candidates, and a $0.3 million increase in consulting expenses primarily due to preparation for our HPN424 and HPN536 clinical trials, which was offset by a $0.7 million decrease in research and pharmacology services due to completion of certain research activities as our lead product candidates transitioned into clinical development.

General and Administrative

General and administrative expenses increased by $6.6 million, or 337%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to a $5.8 million increase in legal fees primarily associated with ongoing litigation with Maverick Therapeutics, Inc., a $0.7 million increase in personnel-related expenses due to an increase in headcount, $0.4 million increase in professional services to support our ongoing operations as a public company, and a $0.2 million increase in facility and other allocated expenses related to the Cove Lease, which was offset by a $0.5 million decrease in consulting and accounting services associated with the preparation of our initial public offering incurred in the third quarter of 2018.

General and administrative expenses increased by $14.2 million, or 364%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily due to a $9.9 million increase in legal fees primarily associated with ongoing litigation with Maverick Therapeutics, Inc., a $2.0 million increase in personnel-related expenses due to an increase in headcount, a $1.1 million increase in other professional services to support our ongoing operations as a public company, a $0.6 million increase in consulting and accounting services primarily related to our fiscal year 2018 audit, and a $0.6 million increase in facility and other allocated expenses related to the Cove Lease.

Interest Income

Interest income increased by $0.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Interest income increased by $1.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Interest income consisted primarily of interest earned on our cash deposit accounts and marketable securities during the three and nine months ended September 30, 2019.

Other Expense

Other expense remained relatively flat period over period.

Liquidity and Capital Resources

Liquidity

Since our inception and through September 30, 2019, we have financed our operations primarily through the issuance of convertible notes, the sale of convertible preferred stock, the sale of common stock, upfront payments received by us under the Collaboration Agreement and the Werewolf Agreement, and most recently the IPO of our common stock on Nasdaq, including the partial exercise of the underwriters’ option to purchase additional shares, in which we received an aggregate of approximately $70.7 million in net proceeds, which amount is net of $10.1 million in underwriters’ discount and offering costs. As of September 30, 2019, we had $121.2 million in cash, cash equivalents and marketable securities, an accumulated deficit of $103.9 million and working capital of $106.3 million. We expect to continue to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our product candidates. Additional capital will be needed to undertake these activities and commercialization efforts, and, therefore, we intend to raise such capital through the issuance of additional equity, borrowings, and potentially strategic alliances with other companies. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of the development programs or commercialization efforts, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the our business, results of operations, financial condition and/or out ability to fund our scheduled obligations on a timely basis or at all.

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

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities, which include the net proceeds generated from our IPO in February 2019, will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of the financial statements. However, we will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies and clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Please see the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(36,609)	$(20,682)
Investing activities	(67,044)	(506)
Financing activities	70,924	20,090
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(32,729)	$(1,098)

Cash Flows from Operating Activities

During the nine months ended September 30, 2019, cash used in operating activities was $36.6 million, which consisted of a net loss of $41.3 million and a net change of $2.2 million in our net operating assets and liabilities, partially offset by $2.5 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $1.4 million, depreciation and amortization of $0.4 million, amortization operating right-of-use lease asset of $1.1 million, and net amortization of premiums and discounts on marketable securities of $0.5 million. The change in operating assets and liabilities was primarily due to a net increase of $3.7 million in accrued liabilities and accounts payable related to legal fees associated with Maverick litigation and timing of research and development activities, an increase of $0.8 million in prepaid expenses resulting from the timing payments for operating costs to support our operations as a public company and timing of payments made for ongoing research and development activities, an increase of $0.2 million in other current assets related to interest on our marketable securities, a decrease of $3.1 million in other assets due to the recognition of deferred IPO costs, and a decrease in deferred revenue of $3.5 million resulting from the recognition of collaboration revenue.

During the nine months ended September 30, 2018, cash used in operating activities was $20.7 million, which consisted of a net loss of $17.6 million, partially offset by $0.9 million in non-cash charges and a net change of $4.0 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $0.5 million and depreciation and amortization of $0.4 million. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $3.1 million resulting from the recognition of collaboration revenue, a net decrease in accounts payable and accrued liabilities of $0.1 million due to timing of research and development activities, and an increase in prepaid expenses and other current assets of $0.8 million resulting from the timing of payments made for research and development activities.

Cash Flows from Investing Activities

During the nine months ended September 30, 2019, cash used in investing activities of $67.0 million was primarily related to purchases of marketable securities and property and equipment consisting primarily of laboratory equipment.

During the nine months ended September 30, 2018, cash used in investing activities of $0.5 million was primarily related to purchases of property and equipment consisting primarily of laboratory equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activities of $70.9 million was primarily related to the proceeds received from our IPO in February 2019.

During the nine months ended September 30, 2018, cash provided by financing activities of $20.1 million was primarily related to net cash proceeds received from the issuance of our Series C convertible preferred stock.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2019:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
	(In thousands)
Operating lease obligations	$427	$7,700	$5,549	$7,433	$21,109
Total	$427	$7,700	$5,549	$7,433	$21,109

The obligations noted above represent operating lease obligations related to our occupied company headquarters in South San Francisco, California.  In August 2018, we entered into an operating lease for our new office and laboratory space in South San Francisco, California that consists of approximately 35,000 square feet of new office and laboratory space. We moved into the new facility on July 1, 2019 and the lease expires eight years from that date. We have estimated it has cost approximately $10.3 million to build-out the facility to meet our operational requirements. The lease provides for a tenant improvement allowance of approximately $5.2 million and the option for an additional tenant improvement allowance of approximately $1.4 million, which option we exercised in December 2018. The additional tenant improvement allowance of $1.4 million is treated as a loan from the landlord and is expected to be paid back (including interest) by us through additional rental payments. As of September 30, 2019, we utilized the full tenant improvement allowance of $6.6 million.  The initial annual base rent is approximately $2.2 million, and such amount will increase by 3.5% annually on each anniversary of the commencement date, equaling approximately $20.0 million over the eight-year lease term. In connection with the lease, we will maintain a letter of credit for the benefit of the landlord in the amount of $0.5 million.

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

Critical Accounting Polices and Estimates

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2019 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 14, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. On January 3, 2019, Maverick Therapeutics, Inc., or Maverick, filed a complaint against us in the Delaware Court of Chancery and a motion for a temporary restraining order seeking to prohibit us from further developing our ProTriTAC platform. The complaint alleges various claims for breach of contract and misappropriation of trade secrets, and seeks as relief, among other things, a declaration that our ProTriTAC technology impermissibly competes in the Maverick Field (as defined in our Asset Transfer Agreement with Maverick), a preliminary and permanent injunction and unspecified damages. On January 18, 2019, the Court denied Maverick’s motion for a temporary restraining order. We believe that the mechanism of action employed by our ProTriTAC platform falls outside the Maverick Field. On May 8, 2019, Millennium Pharmaceuticals, Inc., or Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, was granted permission by the court to intervene in the litigation based on a proposed complaint.  Millennium and Maverick are parties to a collaboration agreement and a warrant agreement, and Millennium’s proposed complaint alleges, in part, that we fraudulently induced Millennium to enter into the agreements with Maverick.  Millennium seeks to assert various tort claims against us. A trial on Maverick and Millennium’s claims was held on September 9-13 and 17, 2019, and the parties are currently conducting post-trial briefing, which will be followed by closing argument. We will vigorously defend the claims asserted against us.

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

We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $41.3 million and $17.6 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated loss of $103.9 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

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

As of October 31, 2019, we had 55 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. For example, on November 25, 2018, we received a letter from counsel for Maverick alleging that our ProTriTAC program is subject to the non-compete provision of our Asset Transfer Agreement with Maverick. On January 3, 2019, Maverick filed a complaint against us in the Delaware Court of Chancery and a motion for a temporary restraining order seeking to prohibit us from further developing our ProTriTAC platform. The complaint alleges various claims, including for breach of contract and misappropriation of trade secrets, and seeks as relief, among other things, a declaration that our ProTriTAC technology impermissibly competes in the Maverick Field (as defined in the Asset Transfer Agreement), a preliminary and permanent injunction and unspecified damages. We believe that the mechanism of action employed by our ProTriTAC platform falls outside the Maverick Field. On May 8, 2019, the court granted Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, permission to intervene in the litigation based on a proposed complaint. On May 14, 2019, Millennium filed a Complaint in Intervention, asserting various claims, including fraud and unjust enrichment, and seeking as relief, among other things, an injunction and unspecified damages. A trial on Maverick and Millennium’s claims was held on from September 9, 2019 through September 17, 2019, and the parties are currently conducting post-trial briefing, which will be followed by closing argument.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in February 2019 at a price of $14.00 per share, the reported high and low sales prices of our common stock has ranged from $9.07 to $17.85 through October 31, 2019.

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

As of October 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 70.4% of our outstanding voting stock.  Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of substantial amounts of our outstanding common stock in the public market could cause our common stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

Certain of our stockholders have rights, subject to some conditions, that to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. We have also registered the offer and sale of all shares of common stock that we issued under our equity compensation plans. These shares may accordingly be sold in the public market upon issuance, subject to vesting conditions and, in the case of our directors, officers and other affiliates, restrictions that may apply under Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act.

In addition, in the future, we may issue shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On February 12, 2019, we completed our IPO and, together with the exercise in part of the underwriters’ option to purchase additional shares completed on February 21, 2019, we issued an aggregate of 5,769,201 shares of our common stock at an initial offering price of $14.00 per share. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-229040), which was declared effective by the SEC on February 7, 2019.

We expect to continue to use the proceeds from the IPO to fund the clinical development of our TriTAC product candidates, fund the development of our pipeline and for other general corporate purposes. There has been no material change in the expected use of the net proceeds from our initial public offering, as described in our final prospectus filed with the SEC on February 8, 2019 pursuant to Rule 424(b) under the Securities Act. Pending the uses described, we have invested the net proceeds in short-term interest-bearing investment-grade securities, certificates of deposit or government securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38800	3.1	8/5/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38800	3.2	2/13/2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Definition Linkbase Document

101.DEF	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: November 6, 2019

HARPOON THERAPEUTICS, INC.

By:	/s/ Gerald McMahon, Ph.D.
Gerald McMahon, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer
(Principal Financial and Accounting Officer)