Form 10-K
period 2019-12-31
Harpoon Therapeutics, Inc.
filed 2020-03-12
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 28, 2019, was $125,747,037.

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of February 29, 2020 was 24,944,089.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the 2020 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “company,” “Harpoon,” “we,” “us” and “our” refer to Harpoon Therapeutics, Inc.“TriTAC” is a registered trademark and “Harpoon Therapeutics,” “Harpoon,” the Harpoon logo and ProTriTAC are trademarks, all owned by Harpoon Therapeutics, Inc.  This report also contains trademarks and trade names that are property of their respective owners.

PART I

Item 1. Business

Overview

We are a clinical-stage immunotherapy company developing a novel class of T cell engagers that harness the power of the body’s immune system to treat patients suffering from cancer and other diseases. T cell engagers are engineered proteins that direct a patient’s own T cells to kill target cells that express specific proteins, or antigens, carried by the target cells. Using our proprietary Tri-specific T cell Activating Construct, or TriTAC, platform, we are developing a pipeline of novel T cell engagers, or TriTACs, initially focused on the treatment of solid tumors and hematologic malignancies. Since commencing operations in 2015, we have created four TriTAC product candidates, two of which are in the clinic and two of which we expect to begin clinical development in 2020.

A summary of our four TriTAC product candidates is as follows:

•

HPN424, currently in the dose-escalation portion of a Phase 1 clinical trial for the treatment of metastatic castration-resistant prostate cancer, or mCRPC. We expect to present interim dose-escalation data at the American Society of Clinical Oncology Meeting, also known as ASCO, at the end of May 2020.

•

HPN536, currently in the dose-escalation portion of a Phase 1/2a clinical trial for the treatment of ovarian and pancreatic cancers and other mesothelin-, or MSLN-, expressing solid tumors. We anticipate providing interim data from this trial in the second half of 2020.

•

HPN217, for which in November 2019 we submitted an IND to the U.S. Food and Drug Administration, or FDA, for the treatment of multiple myeloma, as well as entered into a Development and Option Agreement with AbbVie Biotechnology Ltd., or AbbVie.  Under our agreement with AbbVie, we have already received an upfront payment of $30 million and anticipate receiving a cash milestone payment of up to $50 million upon dosing the first patient in the Phase 1/2 clinical trial for HPN217 within a specified time period, which we expect to occur in the first half of 2020.  Additionally, we are eligible to receive future payments totaling up to $430 million upon AbbVie’s exercise of an exclusive license option and achievement of certain development, regulatory, and commercial milestones, in addition to receipt of royalties on commercial sales. We are responsible for conducting the Phase 1/2 clinical trial of HPN217 under our agreement with AbbVie.

•

HPN328, currently in preclinical development to initially treat small cell lung cancer, or SCLC, a DLL3-expressing tumor. We anticipate filing an IND for HPN328 by mid-year 2020 and initiating a Phase 1/2a clinical trial in the second half of 2020.

Our TriTACs are designed to advance the therapeutic potential of T cell engagers, a therapeutic approach with an established and proven mechanism of action. The first bi-specific T cell engager, or BiTE, to be approved by the FDA was Amgen’s Blincyto. Blincyto was approved in 2014 as a monotherapy for the treatment of acute lymphoblastic leukemia. Since then, other BiTEs have shown promising therapeutic potential in clinical trials. We developed our proprietary TriTAC platform to incorporate the strengths of BiTEs and improve upon their critical shortcomings, such as a short half-life. We believe our TriTAC platform offers the following features for the discovery and development of novel immunotherapies to treat a wide array of diseases, including cancer:

•

Active at Low Levels of Target Expression.    We designed TriTACs to be active at low levels of antigen expression where other treatment modalities lose efficacy. In our preclinical studies, TriTACs did not require high levels of target antigen expression to engage T cells to kill disease cells.

•

MHC Independence.    We designed TriTACs to specifically direct T cells to kill target cells independent of major histocompatibility complex, or MHC expression. Tumor cells frequently acquire mutations that change the MHC molecule or reduce the level of MHC expressed on their surfaces, thus making the tumor cells less susceptible to being killed by either endogenous T cells or engineered T cells that require MHC recognition. We believe that because TriTACs do not require a T cell clone with specific T cell receptor or MHC recognition to kill tumor cells, they will be able to generate greater and more durable therapeutic responses than MHC dependent approaches.

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

We seek to selectively collaborate with leading biopharmaceutical companies to leverage our technology platforms. For example, in November 2019 we entered into a Development and Option Agreement with AbbVie, pursuant to which we granted to AbbVie an option to license worldwide exclusive rights to HPN217. We will be responsible for developing HPN217 through a Phase 1/2 clinical trial. Upon exercise of the option, which AbbVie may exercise following delivery by the Company of a specified data package arising from the Phase 1/2 trial, AbbVie would be responsible for all future clinical development, manufacturing and commercialization activities. The Development and Option Agreement represents a potential transaction value of up to $510 million in upfront, option and milestone payments, of which $30 million has been received to date, plus royalties on potential global commercial sales.

In addition, in November 2019, we expanded our existing collaboration with AbbVie by entering into an Amended and Restated Discovery Collaboration and License Agreement, or the Restated Collaboration Agreement, which agreement amends and restates the Discovery Collaboration and License Agreement we had entered into with AbbVie in October 2017, or the Original Collaboration Agreement. The expansion of the collaboration grants to AbbVie the right to select two additional targets and an option to select up to four further targets, in addition to the two targets previously selected by AbbVie under the Collaboration Agreement. Consistent with the Collaboration Agreement, we and AbbVie will conduct certain initial research and discovery activities for each designated target, after which AbbVie will be solely responsible for further development and commercialization efforts. We have received a total of $37 million of upfront payments under this collaboration to date. In addition, we are eligible to receive up to an aggregate of $2.4 billion in potential development, regulatory and commercial milestone payments under the Restated Collaboration Agreement, plus royalties on global commercial sales.

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

Our Strategy

Our strategy is to harness innovations in immunotherapy and protein engineering to rapidly advance our novel TriTAC product candidates through clinical development, regulatory approval and commercialization, with an initial focus on cancer. This strategy encompasses the following key elements:

•

Advance our TriTAC product candidates directed at clinically validated targets from discovery through clinical development and regulatory approval.      We have developed a robust and efficient internal research effort that is focused on advancing a portfolio of therapeutic product candidates from initial discovery through clinical development, and ultimately, to treat patients suffering from cancer. We have discovered and advanced four product candidates to treat solid and hematologic malignancies, two of which are currently in the clinic. We expect to advance our third and fourth programs into the clinic in 2020. These programs are directed against targets that are both clinically validated and which are ideally suited for our TriTAC platform due to limited expression on healthy tissue.

•

Expand the pipeline of oncology candidates for our TriTAC technology platform and develop other novel platforms.      Our current research efforts are focused on evaluating potential new product candidates based on our TriTAC technology. In addition, we are actively exploring new technologies, which may improve the safety of certain therapeutic approaches or expand our ability to address therapeutic targets with increased specificity to diseased tissues.

•

Leverage our novel technology platforms to target a broad range of disease.    Our TriTAC and other platforms may have the ability to address disease targets outside of oncology. We intend to evaluate opportunities to expand our research to other therapeutic areas, such as autoimmune diseases and anti-infectives either internally or through strategic partnerships.

•

Selectively collaborate with leading biopharmaceutical companies to leverage our platforms, expand our portfolio, advance our product candidates and maximize their commercial potential.    While we intend to retain significant ownership of our current pipeline product candidates, we recognize the benefits of collaborations.  We seek collaborations that can:

1)

Broaden the reach of our technology platforms to other novel targets in oncology or other areas that are not a focus for our company. For example, we entered into a collaboration with AbbVie in October 2017, which was expanded in November 2019, that widens the utility for our TriTAC platform by developing candidates against novel soluble T cell receptor, or TCR, and antibody targets for the treatment of cancer.

2)

Provide us with strategic access to clinical and commercial capabilities, particularly in geographic areas we are unlikely to pursue on our own. For example, multiple myeloma is an indication with several therapeutic approaches competing both clinically and commercially.  AbbVie has an extensive presence in hematologic malignancies, including multiple myeloma, which can benefit us as we develop a clinical plan that best positions HPN217 for commercial success.

3)

Expedite commercial presence and distribution of our products, if approved.  Utilizing an existing commercial marketing and distribution organization may be more cost effective in certain indications and geographies we are pursuing, rather than building our own commercial infrastructure.

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

Our TriTAC Product Candidates

HPN424: PSMA-targeting TriTAC

We are developing our lead TriTAC product candidate, HPN424, for the treatment of prostate cancer. HPN424 targets PSMA, a protein for which expression is largely restricted to both normal and malignant prostate-derived cells. HPN424 provides a differentiated mechanism of action compared to the current standard of care, as this targeted approach is designed to safely engage and direct T cells to kill cancer cells. In April 2019, data presented at the American Society of Clinical Oncology demonstrated the encouraging clinical responses of Amgen’s BiTE targeting PSMA in mCRPC patients. However, this product candidate, AMG212, requires continuous IV infusion, which could limit its adoption and accessibility.

In January 2019, we announced preliminary data from seven patients who had been enrolled in our Phase 1 clinical trial of HPN424, our lead TriTAC product candidate, as of December 31, 2018, which preliminary data supports the proposed mechanism of action of HPN424. We expect to present interim dose-escalation data at ASCO, at the end of May 2020, and expect to initiate an expansion cohort in 2020.

Market Opportunity

The Surveillance, Epidemiology and End Results Program of the National Cancer Institute, or SEER, estimates that there will be over 175,000 new diagnoses and over 32,000 deaths as a result of prostate cancer in the United States in 2019. Prostate cancer is expected to have the third-highest cancer incidence rate in 2019 and is the second leading cause of male cancer death in the United States.

While the five-year survival rate of local and regional prostate cancer is nearly 98%, more aggressive forms of the disease, of which approximately 23% are initially diagnosed, have a five-year survival rate of approximately 30%. While these more aggressive forms of prostate cancer can initially be treated, nearly all of these patients experience a recurrence in tumor growth that results in the subsequent development of mCRPC. Nearly all prostate cancer-specific deaths occur after patients develop mCRPC, for which the median overall survival period is only 13 months. Later-generation anti-androgen drugs such as Johnson & Johnson’s Zytiga and Pfizer’s/Astellas’ Xtandi have widely become the standard of care and generated combined global sales of over $5 billion in 2017. While these therapies have addressed a portion of the population, there remains a significant need for treatments that offer a novel mechanism of action with the potential to modify or cure the disease.

Clinical Development Plan

In August 2018, we initiated a Phase 1, multicenter, open-label dose escalation and dose expansion trial of the safety, tolerability and pharmacokinetics of HPN424 in mCRPC patients. Eligible patients must have mCRPC, have received at least two prior treatment regiments for mCRPC and have evidence of disease progression on the most recent systemic treatment regimen.  The dose escalation phase is currently using a 3+3 design with dose cohorts that enroll three to six patients per cohort. The trial is designed to determine the maximum tolerated dose and a recommended Phase 2 dose. Our primary objective is to assess safety and tolerability at increasing dose levels. Our secondary objectives include pharmacokinetics and pharmacodynamics, as well as preliminary potential anti-tumor activity and biomarker data. We continue to enroll patients in the dose-escalation portion of the clinical trial. We expect to present interim dose-escalation data at ASCO, at the end of May 2020. In addition, we plan to initiate an expansion cohort in 2020.

Phase 1 Preliminary Results

In January 2019, we announced preliminary data from seven patients in our ongoing dose escalation study, treated at doses ranging from 1.3 to 24 ng/kg, as of December 31, 2018, which supports the proposed mechanism of action of HPN424. All seven patients were treated previously with a second-generation anti-androgen therapy. From those seven patients, we noted preliminary pharmacokinetic analysis supports weekly dosing, T cell engagement via transient and dose-dependent increases in peripheral cytokines and chemokines and a reduction in circulating tumor cells, or CTC, in several of the evaluable patients. Adverse events were consistent with the expected mechanism of action, with three patients reporting grade 2 rigors or fevers that were manageable. One patient from the fourth cohort experienced what was initially categorized as a grade 3 CRS event (rigors and hypotension), which resolved within eight hours of dosing. This patient was re-administered HPN424 consistent with protocol guidelines. The patient experienced no further reactions. No dose limiting toxicities had been observed, with four dose levels tested.  In August 2019, we provided an update on our HPN424 trial that focused on our experience in managing cytokine-related events.  Consistent with the TriTAC mechanism of action, we had observed adverse events associated with T cell activation and cytokine induction, which prompted us to explore the use of dexamethasone as a premedication to limit potential adverse events. We had found that the addition of weekly dexamethasone premedication, tapered over several weeks, had successfully limited adverse events. Several patients had completed the scheduled taper and had successfully continued treatment with HPN424 in the absence of dexamethasone.

HPN536: MSLN-Targeting TriTAC

We are developing HPN536 for the treatment of ovarian cancer and other MSLN-expressing tumors, which include mesothelioma, pancreatic carcinoma, non-small cell lung carcinoma, or NSCLC, and triple-negative breast cancer, or TNBC, among others. HPN536 targets MSLN, a cell-surface protein whose normal expression is largely restricted to mesothelial cell layers lining certain organs. MSLN is attractive for target-based therapeutics because it is expressed on a wide variety of tumor cells but has limited expression in normal tissue. Early signs of clinical efficacy generated by other treatment modalities have validated MSLN as an attractive tumor target, but therapies with improved efficacy are required to treat MSLN-expressing tumors. In 2018, we completed an IND-enabling, multi-dose GLP toxicology study in animals. HPN536, which has been observed to bind to cynomolgus monkey MSLN with comparable affinities as human MSLN, delivered clear histological evidence of target engagement. In April 2019, we initiated a Phase 1/2a, multicenter, open-label dose escalation and dose expansion trial of the safety, tolerability and pharmacokinetics of HPN536 and are actively recruiting patients with ovarian and pancreatic cancer in the dose-escalation portion of the trial. We expect to present interim data from this trial in the second half of 2020.

Market Opportunity

MSLN-expressing tumors include ovarian cancer, NSCLC, pancreatic carcinoma, mesothelioma and TNBC, among others. While MSLN is found in approximately 30% of all cancers, these specific cancers have particularly high levels of MSLN expression. The following table shows the MSLN expression level of, and the number of patients diagnosed in the United States in 2019 with, each of these cancers:

Cancer Type	New Patients Diagnosed in the United States		MSLN Expression Level (%)
Ovarian Cancer	22,500		60-65
Non-Small Cell Lung Cancer	200,000	***	60-65 *
Pancreatic Carcinoma	57,000		80-85
Mesothelioma	2,600		85-90
Triple Negative Breast Cancer	40,000	**	34-42

*	Represents MSLN expression levels across all lung cancer types.
**	Calculated as 15% of SEER-estimated breast cancer incidence.
***	Calculated as 80-85% of SEER-estimated lung cancer incidence

Ovarian cancer is the fifth leading cause of cancer-related death among women in the United States and is the deadliest of gynecologic cancers with more than 70% of patients diagnosed with an advanced stage and over 14,000 patients dying from the disease each year. According to SEER, the five-year survival rate for women diagnosed with ovarian cancer is approximately 47%. NSCLC is the most common type of lung cancer, estimated to comprise 80-85% of all lung cancer diagnoses. The five-year survival rate for late-stage NSCLC is about 10%. Pancreatic cancer is one of the most fatal cancers in the world. In 2016, the seven major markets (the United States, France, Germany, Italy, Spain, the United Kingdom and Japan) saw 149,780 new cases of pancreatic cancer and in 2019, there were approximately 57,000 new cases in the United States. SEER estimates that fewer than 9% of patients diagnosed with pancreatic cancer survive five years. Mesothelioma is a rare and aggressive cancer that affects the lining or membrane that covers and protects certain organs in the body. Effective treatment options for patients with mesothelioma are very limited. TNBC is referred to as “triple-negative” because it is ER-, PR- and HER2-, and is unlikely respond to hormonal or HER2-targeted therapies. TNBC accounts for 10-20% of all breast cancers and is more aggressive and likely to recur compared to receptor-positive breast cancers. The five-year survival rate for TNBC is 77% as compared to 93% for other types of breast cancers.

Clinical Development Plan

In April 2019, we initiated a Phase 1/2a, multicenter, open-label dose escalation and dose expansion trial of the safety, tolerability and pharmacokinetics of HPN536 and are actively recruiting patients with ovarian and pancreatic cancer. The study consists of two phases, an initial dose escalation phase with ovarian and pancreatic cancer patients, followed by an expansion phase of up to three additional parallel cohorts of 20 patients each with ovarian, pancreatic and mesothelioma cancer. We are collecting data to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary clinical activity of HPN536. The dose escalation phase is designed to determine the maximum tolerated dose and a recommended Phase 2 dose. Once a recommended Phase 2 dose is determined, we expect to initiate the dose expansion phase with three parallel 20-patient cohorts, conducted according to a Simon 2-stage design. The cohorts will be indication-specific, and we expect to enroll patients with ovarian cancer, mesothelioma and pancreatic carcinoma. We expect to present interim data from the dose escalation portion of this trial in the second half of 2020.

HPN217: BCMA-Targeting TriTAC

We are developing HPN217 for the treatment of multiple myeloma. HPN217 targets BCMA, a clinically validated target. BCMA is a tumor necrosis factor receptor super family member and is a receptor protein expressed on nearly all multiple myeloma cells. Early data from CAR-T and ADC have clinically validated the target.

In November 2019, we entered into an exclusive worldwide Development and Option Agreement with AbbVie for HPN217. Under the terms of the agreement, we granted to AbbVie an option to license worldwide exclusive rights to HPN217. We will be responsible for agreed-upon development activities of HPN217 through an initial Phase 1/2 clinical trial. Upon exercise of the option, AbbVie will be responsible for all future clinical development, manufacturing and commercialization activities. AbbVie may exercise its license option at any time during a period commencing on the effective date of the agreement and expiring after a specified period following delivery by us of a specified data package arising from the first Phase 1/2 trial for the HPN217 product. AbbVie paid an upfront payment of $30 million and we expect to receive a development milestone payment of up to $50 million upon dosing the first patient in the Phase 1/2 clinical trial within a specified time period, which we expect to occur in the first half of 2020. If AbbVie exercises its option, AbbVie will pay us an option exercise fee of $200 million, and potential future payments of $230 million for the achievement of certain development, regulatory and commercial sales milestones for HPN217 Product along with high single-digit to very low double-digit royalties on commercial sales.

Market Opportunity

Multiple myeloma is a type of blood cancer formed by the accumulation of malignant plasma cells in the bone marrow, crowding out normal plasma cells that play an important role in the immune system. Multiple myeloma is the second most prevalent blood cancer after Non-Hodgkin’s lymphoma. There are approximately 229,000 people living with myeloma worldwide, with 114,000 new cases diagnosed and 87,000 deaths each year. The American Cancer Society estimates that approximately 32,000 new cases will be diagnosed and approximately 13,000 deaths are expected to occur from multiple myeloma in the United States in 2020. Despite advances in the treatment of multiple myeloma over the past decade, we believe there remains a significant unmet need as the five-year survival rate is only approximately 50%.

HPN328: DLL3-Targeting TriTAC

We are developing HPN328 for the treatment of SCLC. DLL3 is a protein highly expressed in a majority of SCLC tumors and cancer stem cells, but not expressed in normal tissue. This selective expression makes DLL3 an attractive drug target for T cell engagers. We are currently conducting IND-enabling studies and expect to file an IND for HPN328 by mid-year 2020 and to initiate a Phase 1/2a clinical trial of HPN328 in the second half of 2020.

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

Preclinical Data

In October 2019, we presented data on HPN328 for the treatment of small cell lung cancer at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. HPN328 was well-tolerated in cynomolgus monkeys at 1 and 10 mg/kg and pharmacokinetic data support the potential for once-weekly dosing.

Our ProTriTAC Platform

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

Collaboration and License Agreements

Development and Option Agreement with AbbVie Biotechnology

On November 20, 2019, we entered into a Development and Option Agreement with AbbVie in connection with our HPN217 program, which targets B cell maturation antigen, or BCMA. Pursuant to such Agreement, we granted to AbbVie an option to a worldwide, exclusive license under our patents and know-how applicable to the HPN217 program to develop, manufacture and commercialize products arising from the HPN217 program targeting BCMA, or HPN217 Products. Under the Development and Option Agreement, we will file an IND for HPN217 and conduct development activities pursuant to a mutually-agreed development plan, including conducting a Phase 1/2 clinical trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to take a worldwide, exclusive license to such HPN217 program.

Under the Development and Option Agreement, AbbVie may exercise its license option at any time during a period commencing on the effective date of the agreement, and expiring after a specified period, following delivery by us of a specified data package arising from the first Phase 1/2 trial for the HPN217 Product. Following AbbVie’s exercise of its option, and except for completion of certain development activities by us under the development plan, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of HPN217 Product. AbbVie is required to use commercially reasonable efforts to develop and obtain regulatory approval for one HPN217 product, for at least one indication, for use in each Major Market (as defined in the Development and Option Agreement).

AbbVie paid an upfront payment of $30 million, and we expect to receive a development milestone payment of up to $50 million, upon dosing the first patient in the Phase 1/2 clinical trial within a specified time period, which we expect to occur in the first half of 2020. If AbbVie exercises its option, AbbVie will pay us an option exercise fee of $200 million.  Following option exercise, AbbVie will be required to make further payments to us of up to $230 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for HPN217 Products. We will also receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of HPN217 Products at percentages ranging from the high single digits to the very low double digits, subject to specified offsets and reductions. Royalties will be payable under the Development and Option Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each HPN217 Product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country, or ten years following first commercial sale of such HPN217 Product in such country.

The Development and Option Agreement will terminate upon the date of the expiration of all AbbVie’s royalty payment obligations in all countries, or upon expiration of the license option period and the failure of AbbVie to exercise its license option. The Development and Option Agreement may be terminated by either party immediately for the insolvency of the other party or on 90 days’ written notice for an uncured material breach of the Development and Option Agreement by the other party. AbbVie may also terminate the Development and Option Agreement in its entirety or on a country-by-country basis for any reason on 90 days’ written notice to us.

Amended and Restated Discovery Collaboration Agreement with AbbVie Biotechnology

On November 20, 2019, we entered into an Amended and Restated Discovery Collaboration and License Agreement, or the Restated Collaboration Agreement, with AbbVie, which agreement amends and restates the Discovery Collaboration and License Agreement entered into between us and AbbVie, dated October 10, 2017 and amended April 3, 2019, or the Original Collaboration Agreement.  Pursuant to the Original Collaboration Agreement, we granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporate our proprietary TriTAC technology together with soluble TCRs provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Original Collaboration Agreement, AbbVie had the right to designate up to two targets for development of TriTAC constructs, which it selected in 2017 and 2019, respectively. Pursuant to the Restated Collaboration Agreement, the worldwide, exclusive license granted to AbbVie under the Original Collaboration Agreement to develop and commercialize products that incorporate our proprietary Tri-specific T-cell Activating Construct, or TriTAC, platform technology together with soluble T cell receptors, or TCRs, provided by AbbVie has been expanded to cover products that incorporate antibodies provided by AbbVie or by us. The expansion of the collaboration also allows AbbVie to designate up to six additional targets, selected during a specified period following the effective date, to be the subject of activities under the collaboration. During a period of up to four years following the date of AbbVie’s designation of each target for the products, and confirmation of target availability, we and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising our proprietary TriTAC technology, in conjunction with the soluble TCR or antibody sequences directed at the agreed upon targets of interest. We may not, including through any third party, develop or commercialize any competing product that binds to any of the included targets. As was the case under the Original Collaboration Agreement, following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed in each Major Market (as defined in the Restated Collaboration Agreement).

In addition to the upfront payment of $17 million already paid under the Original Collaboration Agreement, under the Restated Collaboration Agreement, we received an upfront payment of $20 million for AbbVie’s right to select two additional targets and an option to select up to four further targets. AbbVie will be required to make payments to us, upon target selection, of $10 million for each target, up to four further targets selected by AbbVie. For each of the up to eight targets selected, we will receive up to $300 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for licensed products indicated for human therapeutic or prophylactic use, totaling up to $2.4 billion in the aggregate, if such licensed products are successfully progressed against all-included targets and indications. We will also be eligible to receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of licensed products at percentages in the mid-single digits, subject to specified offsets and reductions. Royalties will be payable under the Restated Collaboration Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country or ten years following first commercial sale of such product in such country.  If licensed products are developed and commercialized for diagnostic or veterinary use, or certain screening or monitoring uses, the parties have agreed to negotiate an appropriate reduction in the economic terms applicable to such non-therapeutic and prophylactic applications.

The Restated Collaboration Agreement will terminate upon the date of the expiration of all AbbVie’s royalty payment obligations in all countries.  The Restated Collaboration Agreement may be terminated by either party immediately for the insolvency of the other party or on 90 days’ written notice for an uncured material breach of such agreement by the other party.  AbbVie may also terminate the Restated Collaboration Agreement in its entirety or on a target-by-target or country-by-country basis for any reason on 30 days’ written notice to the Company. In addition, AbbVie may terminate the Restated Collaboration Agreement immediately in its entirety or on a target-by-target basis if AbbVie considers in good faith that there has been a failure of the discovery or development efforts with respect to such target, or that further development or commercialization of products directed to such target is not advisable as a result of a serious safety issue.

License Agreement with Werewolf Therapeutics, Inc.

In March 2018, we entered into an assignment and license agreement, or the Werewolf Agreement, with Werewolf Therapeutics, Inc., or Werewolf, a portfolio company of MPM Capital, Inc., a holder of more than 5% of our capital stock. Dr. Luke Evnin, the Chairman of our Board, is also the Chairman of the board of directors of Werewolf. Under the Werewolf Agreement, we assigned certain patents that relate to certain inducible polypeptides (and binding moiety for conditional activation of certain polypeptides) to Werewolf and granted to Werewolf a non-exclusive, royalty-bearing, sublicenseable license under certain other patents owned by us and relating to certain proteins, to make, use and commercialize products that are covered by such patents in the field of molecules comprising a certain polypeptide. Werewolf assigned certain patents to us relating to adoptive cell therapies and binding moieties for conditional activation of immunoglobulin and non-immunoglobulin molecules. Under the Werewolf Agreement, Werewolf paid us an upfront fee of $0.5 million. If Werewolf commercializes products covered by the licensed patents, then beginning on the first sale of such products, Werewolf will be obligated to pay to us a royalty on net sales of such products by Werewolf, its affiliates and licensees at a percentage in the low single digits, subject to an obligation to make a minimum annual royalty payment at an amount in the low hundreds of thousands of dollars.

In December 2019, we and Werewolf amended the Werewolf Agreement by entering into a Second Amended and Restated Assignment and License Agreement, or the Amended Werewolf Agreement, to include the grant to Werewolf of an exclusive, royalty-bearing, sublicensable license under certain patents owned by us and relating to certain proteins, to make, use, and commercialize products that are covered by such patents in the field of molecules comprising a certain protein.  This license provides Werewolf with certain rights to enforce and defend these licensed patents.  If Werewolf commercializes products covered by these licensed patents, then beginning on the first sale of such products, Werewolf will be obligated to pay to us a royalty on net sales of such products by Werewolf, its affiliates and licensees at a percentage in the low single digits, and this royalty cannot be added to any other royalty owed to us under the Amended Werewolf Agreement.  In addition, each party granted to the other a non-exclusive, royalty-free, sublicensable, perpetual license under certain other patents relating to a certain binding domain of a certain protein, to make, use, and commercialize products that are covered by such patents in a field defined by a certain type of molecule for each party. The Amended Werewolf Agreement also includes a mutual release of claims regarding certain patent prosecution matters.

Royalties on net sales will be recognized when the underlying sales occur. No royalty revenue was recognized under the Werewolf Agreement as of December 31, 2019.

Asset Transfer Agreement with Maverick Therapeutics, Inc.

In December 2016, we entered into an asset transfer agreement, or the Asset Transfer Agreement, with Maverick Therapeutics, Inc., or Maverick. Under the Asset Transfer Agreement, we transferred one provisional patent application (and any subsequently filed patent applications that claim priority to the provisional patent application) and certain know-how to Maverick solely for use in connection with a specific type of conditionally active T cell engagers having an activation mechanism that we believe is not used by the T cell engagers that are incorporated in the products that we are developing (such permitted use by Maverick, the Maverick Field), and Maverick assumed liabilities from us relating to this transferred intellectual property and other transferred assets. Maverick granted back to us a royalty-free, non-exclusive, sublicenseable license under this transferred intellectual property for use in all fields outside of the Maverick Field, which include all fields in which we are developing products. We further granted Maverick royalty-free, exclusive and non-exclusive licenses to certain other patents that we own, in all cases solely for use in the Maverick Field. In consideration for our transfer and license of such intellectual property, Maverick issued a promissory note to us in the amount of $6.8 million, which we collected in full in January 2017, and all of its outstanding capital stock, which we then spun-off to our stockholders (such distribution, the “Distribution”). The Asset Transfer Agreement includes a covenant not to compete, which provides that we will not directly or indirectly research, develop, manufacture or commercialize products in the Maverick Field until December 2020. The Asset Transfer Agreement is not terminable and all rights transferred or licensed by a party to the other party under the Asset Transfer Agreement are irrevocable.

We are involved in significant litigation with Maverick regarding a dispute relating to our ProTriTAC program that arose under the Asset Transfer Agreement. For more information, see “Item 3. Legal Proceedings” elsewhere in this Form 10-K.

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

We retain the right, at any time, to manufacture the Products using the CHEF1 Technology ourselves, or through an affiliate or third-party manufacturer for development purposes, and subject to exercising our commercial option, for commercialization purposes.

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

To date, we have obtained bulk drug substance, or BDS, for HPN424, HPN536 and HPN217 from a single-source third-party contract manufacturer, AGC. While any reduction or halt in supply of BDS from this contract manufacturer could limit our ability to develop our product candidates until a replacement contract manufacturer is found and qualified, we believe that we have sufficient BDS to support our current clinical trial programs. We have obtained final drug product for these product candidates from one of two engaged third-party contract manufacturers. We are in the process of developing our supply chain for each of our product candidates and intend to put in place agreements under which our third-party contract manufacturers will generally provide us with necessary quantities of BDS and drug product on a project-by-project basis based on our development and commercial supply needs.

All of our TriTACs and ProTriTACs are or will be manufactured from a vial of a master cell bank of that product’s production cell line. We have or intend to have one master cell bank for each TriTAC and ProTriTAC that was or will be produced and tested in accordance with current good manufacturing practice, or cGMP, and applicable regulations. Each master cell bank is or will be stored in two independent locations, and we intend to produce working cell banks for each product candidate later in product development. It is possible that we could lose multiple cell banks from multiple locations and have our manufacturing severely impacted by the need to replace the cell banks. However, we believe we have adequate backup should any particular cell bank be lost in a catastrophic event.

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

We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immuno-oncology treatments. There are many other companies that have commercialized and/or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies, such as AbbVie, Amgen, AstraZeneca/MedImmune, Bristol-Myers Squibb, Johnson & Johnson, Merck, Novartis, Pfizer and Roche/Genentech.

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

With respect to HPN424, we are aware of other competing PSMA-targeting clinical stage therapeutics, which include, but are not limited to: T cell engagers from Amgen Inc. and Regeneron Pharmaceuticals, Inc.; CAR-Ts from Poseida Therapeutics, Inc., Sorrento Therapeutics, Inc. and Tmunity Therapeutics, Inc.; and radiopharmaceuticals from Endocyte Inc./Novartis AG and Bayer.

With respect to HPN536, we are aware of other competing MSLN-targeting clinical stage therapeutics, which include, but are not limited to: CAR-T from Novartis AG, Atara Inc. and TCR2; antibody drug conjugates from Bayer AG and Bristol-Myers Squibb Company; and other modalities from AbbVie Inc., Bayer AG and Selecta Biosciences Inc.

With respect to HPN217, we are aware of other competing BCMA-targeting clinical stage therapeutics, which include, but are not limited to: T cell engagers from Amgen Inc., Pfizer Inc., Janssen Pharmaceuticals, Inc., Bristol-Myers Squibb Company, TeneoBio, Inc. and Regeneron Pharmaceuticals, Inc.; CAR-Ts from Autolus Therapeutics PLC, bluebird bio, Bristol-Myers Squibb Company, Legend Biotech/Janssen Pharmaceuticals, Inc. and Novartis AG, and Allogene Therapeutics; antibody drug conjugates from GlaxoSmithKline PLC and AstraZeneca/MedImmune LLC; and other modalities from Affimed N.V. and Unum Therapeutics Inc./Seattle Genetics Inc.

With respect to our earlier stage pipeline DLL3-targeting TriTAC product candidate, HPN328 we are aware of other competing DLL3-targeting clinical stage therapeutics. These include, but are not limited to: T cell engagers from Amgen Inc.; and CAR-T from Amgen Inc. and Boehringer Ingelheim; and Allogene Therapeutics.

We are also currently developing a pipeline of ProTriTACs and other protease-activated therapeutics that face increasing competition from other biologic prodrug developers, which include, but are not limited to, Akrevia Therapeutics Inc., Amunix Pharmaceuticals, Inc., Bayer AG, BioAtla, LLC, Chugai Pharmaceutical Co., Ltd., CytomX Therapeutics, Inc., Genentech, Inc., Nektar Therapeutics, Pandion Therapeutics, Inc., Revitope Oncology, Inc., Roche Holding AG and Seattle Genetics Inc.

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

TriTAC Platform

For our TriTAC platform, as of December 31, 2019 we own one patent family directed to composition-of-matter coverage and method of use of our core TriTAC platform technology. This family includes one issued U.S. patent, one U.S. non-provisional patent application and over ten foreign application counterparts. The issued patent in this family is projected to expire in 2036, not including any patent term adjustments and any patent term extensions.

In addition to patent protection on our core TriTAC platform technology, as of December 31, 2019, we owned two patent families that relate to the CD3 and albumin binding domains of the TriTAC platform. Specifically, these two families are directed to composition-of-matter, method of use and sequence coverage to our anti-CD3 single-variable fragment, scFv, and anti-albumin single domain antibody, sdAb, binding domains. These patent families include three issued U.S. patents, two U.S. non-provisional patent applications and over twenty foreign application counterparts. The issued patents in these two patent families are projected to expire in 2037, not including any patent term adjustments and extensions.

HPN424

For our lead TriTAC product candidate, HPN424, as of December 31, 2019, we owned two patent families directed to composition-of-matter coverage of HPN424, its PSMA binding domain and related molecules, as well as methods of use for prostate cancer. These patent families include two U.S. non-provisional patent applications and over twenty foreign application counterparts. Any patents issuing from these two patent families are projected to expire in 2037, not including any patent term adjustments and extensions. In addition to these two patent families, our patents on our core TriTAC platform technology and our anti-CD3 and albumin binding domains, provide additional patent coverage on HPN424.

HPN536

For our second TriTAC product candidate, HPN536, as of December 31, 2019, we owned two patent families directed to composition-of-matter coverage of HPN536, its MSLN-binding domain and related molecules, as well as methods of use for cancers. These patent families include two U.S. non-provisional patent applications and over twenty foreign application counterparts. Any patents issuing from these two patent families are projected to expire in 2038, not including any patent term adjustments and extensions. In addition to these two patent families, our patents on our core TriTAC platform technology and our anti-CD3 and albumin binding domains provide additional patent coverage on HPN536.

HPN217

For our pipeline BCMA-Targeting TriTAC product candidate HPN217, as of December 31, 2019, we owned two patent families directed to composition-of-matter coverage of HPN217, its BCMA binding domain and related molecules, as well as methods of use for cancers. These patent families include two U.S. non-provisional patent applications and two PCT international applications. Any patents issuing from these two patent families are projected to expire in 2038, not including any patent term adjustments and extensions. In addition to these two patent families, our patents on our anti-CD3 and albumin binding domains provide additional patent coverage on HPN217.

HPN328

For our pipeline DLL3-targeting TriTAC, HPN328, as of December 31, 2019, we owned two patent families directed to composition-of-matter coverage of this TriTAC, its DLL3 binding domain and related molecules, as well as methods of use for cancers. These patent families include two non-expired U.S. provisional patent applications. Any patents issuing from these two patent families are projected to expire in 2039, not including any patent term adjustments and extensions. In addition to these two patent families, our patents on our anti-CD3 and albumin binding domains provide additional patent coverage on this TriTAC.

ProTriTAC Platform

Our patent portfolio for our ProTriTAC platform is at an early stage, with no issued patents as of December 31, 2019, and includes six patent families directed to composition-of-matter coverage of the ProTriTAC binding moieties, applications in various protein and cellular therapy formats and methods of use thereof. These patent families include eight non-expired U.S. provisional patent applications. Any patents issuing from these six patent families are projected to expire in 2039, not including any patent term adjustments and extensions.

We are involved in a significant litigation with Maverick Therapeutics, Inc. regarding an intellectual property-based dispute relating to our ProTriTAC program. For more information, see “Item 3. Legal Proceedings” elsewhere in this Form 10-K.

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

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as equivalent regulatory authorities in countries outside the U.S., extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

U.S. Biologics Regulation

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulation;
•	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•	approval by an independent IRB or ethics committee at each clinical site before the trial is commenced;
•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
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

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug or biologic product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing preclinical studies and clinical trials and clinical study results to public registries.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

A regenerative medicine advanced therapy, or RMAT, designation is intended to facilitate an efficient development program for, and expedited review of, any drug that meets the following criteria: (i) the drug qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through: the submission of clinical evidence, preclinical studies, clinical trials, patient registries or other sources of real world evidence such as electronic health records; the collection of larger confirmatory datasets; or post-approval monitoring of all patients treated with the therapy prior to approval.

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

Regulation of Companion Diagnostic Tests

We expect that our product candidates may require use of a diagnostic to identify appropriate patient population. These diagnostics, often referred to as companion diagnostics, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. We expect that any companion diagnostic developed for use with our product candidates will utilize the PMA pathway.

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

On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, a companion diagnostic device and its corresponding drug should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and therapeutic are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

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

Civil and criminal false claims laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent. For example, the federal False Claims Act prohibits any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product.

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

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

We are also subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

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

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, the Tax Act was enacted, which, among other things, removes penalties for not complying with ACA’s requirement to carry health insurance, known as the “individual mandate”, effective January 1, 2019. Since the enactment of the Tax Act, there have been additional amendments to certain provisions of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.  At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has solicited feedback on certain of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Employees

As of February 29, 2020, we had 61 full time employees, 47 of whom were engaged in research and development activities and 14 of whom were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated as a Delaware corporation in March 2015. Our principal executive offices are located at 131 Oyster Point Blvd, Suite 300, South San Francisco, California 94080, and our telephone number is (650) 443-7400. Our website address is www.harpoontx.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

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

To date, we have not completed any clinical trials required for the approval of any of our product candidates. Although we are conducting early stage clinical trials and are conducting preclinical studies for other product candidates, we may experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:

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

•	delays in or failure to obtain regulatory approval to commence a trial;
•	delays in or failure to obtain institutional review board, or IRB, approval at each site;
•	our third-party research contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	changes in regulatory requirements, policies and guidelines;
•	manufacturing sufficient quantities of a product candidate for use in clinical trials;
•	the quality or stability of a product candidate falling below acceptable standards;
•	changes in the treatment landscape for our target indications that may make our product candidates no longer relevant;

•	third-party actions claiming infringement by our product candidates in clinical trials outside the United States and obtaining injunctions interfering with our progress;
•	the impact of public health epidemics, such as the coronavirus disease (COVID-19) currently impacting multiple jurisdictions worldwide, including the United States; and
•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

From time to time, we may publicly disclose preliminary or topline or data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, any interim/or preliminary data should be viewed with caution until final data is available. Material adverse changes in the final data could result in significant harm to our business prospects. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. For example, we have multiple ongoing Phase 1/2 clinical trials, which could generate adverse events that may cause us to delay these trials or halt further development. While adverse events to date related to our clinical trials have not had a material impact on patient enrollment, our experience to date may differ from future outcomes.

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Our product candidates target protein expression on tumor cells, which expression may also be present on healthy cells. Accordingly, our product candidates may result in high or unacceptable levels of toxicity when tested in humans. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Additionally, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

Risks Related to Our Financial Condition and Need for Additional Capital

We are an early clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $55.6 million, $27.4 million, and $16.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, we had an accumulated loss of $118.2 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

•	conduct our ongoing Phase 1 trial of HPN424 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC;
•	conduct our ongoing Phase 1/2a trial of HPN536 for the treatment of ovarian cancer and other MSLN-expressing tumors;
•	initiate a Phase 1/2 trial of HPN217 for the treatment of multiple myeloma;
•	initiate a clinical trial of HPN328 for the treatment of small cell lung cancer;
•	continue the research and development of our other product candidates;
•	continue the development of our product candidates beyond Phase 1 trials;
•	seek to enhance our TriTAC and ProTriTAC platforms and discover and develop additional product candidates;
•	apply for regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a manufacturing, sales, marketing and distribution infrastructure to produce and commercialize any products for which we may obtain regulatory approvals;
•	maintain, expand and protect our intellectual property portfolio;
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

We have financed our operations to date primarily through private financings, payments received under collaboration and licensing agreements, and the proceeds from our initial public offering, which was completed in February 2019. We have devoted a significant portion of our financial resources and efforts to developing our TriTAC and ProTriTAC platforms, identifying potential product candidates, conducting preclinical studies of a variety of product candidates, and preparing for and conducting clinical trials of product candidates. We are in the early stages of development of our product candidates, and we have not completed development and commercialization of any TriTAC or ProTriTAC product candidate.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of HPN424 and HPN536, and initial clinical development for HPN217 and HPN328, and as we continue to research and develop other potential technologies and product candidates.

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

Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the next 12 months from the date of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of developing our product candidates, and conducting preclinical studies and clinical trials, including our Phase 1 trial of HPN424 and Phase 1/2a trial of HPN536 and our planned clinical trials of HPN217 and HPN328;

•	the costs, timing and outcome of regulatory review of any of our product candidates;
•	the cost of manufacturing clinical supplies of our product candidates;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•	the timing and amount of any milestone, royalty or other payments we are required to make pursuant to any current or future collaboration or license agreements;
•	the progress of our collaborations with AbbVie to develop product candidates;

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

For related information, see “—Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates” below.

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

Since commencing operations in 2015, we have devoted a significant portion of our resources to developing our product candidates, our other research and development efforts, building our intellectual property portfolio, raising capital and providing general and administrative support for these operations. While we have ongoing early stage clinical trials, we have not completed any clinical trials for any product candidate. We have not yet demonstrated our ability to successfully complete any clinical trials (including any Phase 3 or other pivotal clinical trials), obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity or debt financings and upfront and milestone payments, if any, received under our collaborations with AbbVie and any other future licenses or collaborations, together with our existing cash and cash equivalents. In order to accomplish our business objectives and further develop our product pipeline, we will, however, need to seek additional funds. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring, selling or licensing intellectual property rights, which could adversely impact our ability to conduct our business.

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

•

the U.S. federal civil and criminal false claims, including the False Claims Act, which prohibit, among other things, including through civil whistleblower or qui tam actions, and civil monetary penalties laws, including the civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. Pharmaceutical manufacturers can cause false claims to be presented to the U.S. federal government by, among other things, engaging in impermissible marketing practices, such as the off-label promotion of a product for an indication for which it has not received FDA approval. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

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

•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to certain payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of our product candidates, if approved. Compensation under some of these arrangements includes the provision of stock or stock options in addition to cash consideration. Because of the complex and far-reaching nature of these laws, it is possible that governmental authorities could conclude that our payments to physicians may not be fair market value for bona fide services or that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Since the enactment of the Tax Act, there have been additional amendments to certain provisions of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs.  The Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has solicited feedback on certain of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Risks Related to Our Business Operations

Manufacturing our TriTAC and ProTriTAC product candidates is complex. We and our third-party manufacturers may encounter difficulties in production. If we encounter any such difficulties, our ability to supply our product candidates for clinical trials or, if approved, for commercial sale could be delayed or halted entirely.

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

Our business could be adversely affected by the effects of health epidemics, including the recent coronavirus disease (COVID-19) outbreak. If COVID-19 becomes a worldwide pandemic, it could materially affect our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites.

Our business could be adversely affected by health epidemics in regions where we or third parties on which we rely have manufacturing facilities, clinical trials sites and other business operations. If the COVID-19 outbreak continues to spread, we may need to limit operations or implement limitations, including work from home policies. There is a risk that other countries or regions may be less effective at containing COVID-19, or it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly.

In addition, our clinical trials may be affected by the COVID-19 outbreak.  Site initiation and patient enrollment at hospitals and medical institutions may be delayed due to prioritization of healthcare resources, such as physicians and staff, toward the COVID-19 outbreak.  If COVID-19 becomes a worldwide pandemic, it may delay enrollment in our clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  Moreover, limitations on global international travel may interrupt key trial activities, including necessary interactions with regulators, ethics committees and other important agencies and contractors.  Any of the above could delay our clinical trials or prevent us from completing our clinical trials at all, and harm our ability to obtain approval for our product candidates.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.  We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole.  However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Our business may become subject to economic, political, regulatory and other risks associated with international operations.

Our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation, or political instability, particularly in foreign economies and markets;
•	differing regulatory requirements for drug approvals in foreign countries;
•	differing jurisdictions could present different issues for securing, maintaining and/or obtaining freedom to operate in such jurisdictions;
•	potentially reduced protection for intellectual property rights;
•	difficulties in compliance with foreign laws and regulations;
•	changes in foreign regulations and customs, tariffs and trade barriers;
•	changes in foreign currency exchange rates and currency controls;
•	changes in a specific country’s or region’s political or economic environment;
•	trade protection measures, import or export licensing requirements or other actions by the U.S. or foreign governments;
•	differing reimbursement regimes and price controls in certain foreign markets;
•	negative consequences from changes in tax laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	difficulties associated with staffing and managing international operations, including differing labor relations;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	the impact of public health epidemics, such as the coronavirus disease (COVID-19) currently impacting multiple jurisdictions worldwide, including the United States; and
•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires.

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

The SEC, and the Department of Justice continue to view FCPA enforcement activities as a high priority. There is no certainty that all of our employees, agents, contractors or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could materially damage our reputation, our brand, our international operations, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

As of February 29, 2020, we had 61 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. Therefore, for some of our product candidates, we may decide to enter into new collaborations with pharmaceutical or biopharmaceutical companies for the development and potential commercialization of those product candidates. For instance, we have a discovery collaboration and license agreement with AbbVie, pursuant to which we have licensed the development and commercialization of certain of our product candidates, as well as Development and Option Agreement with AbbVie, pursuant to which we granted to AbbVie an option to a worldwide, exclusive license with respect to HPN217.

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

We do not currently own or operate any manufacturing facilities nor do we have any in-house manufacturing experience or personnel. We work with third-party contract manufacturers to produce sufficient quantities of our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and intend to do so for the commercial manufacture of our products, if approved. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. For example, public health epidemics, such as the coronavirus disease (COVID-19) currently impacting multiple jurisdictions worldwide, including the United States, may impact the ability of our existing or future manufacturers to perform their obligations under our manufacturing agreements with such parties. Such failure or substantial delay could materially harm our business.

Our TriTAC and ProTriTAC platforms rely on third parties for the biological materials used in testing and qualifying our products. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business. Although we have control processes and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. Improper storage of these materials, by us or any third-party suppliers, may require us to destroy some of our biological raw materials or product candidates.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and quality assurance, volume and timing of production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMPs. Pharmaceutical manufacturers and their subcontractors are required to register their facilities or products manufactured at the time of submission of the marketing application and then annually thereafter with the FDA and certain state and foreign agencies. They are also subject to periodic unannounced inspections by the FDA, state and other foreign authorities. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our third-party suppliers, may result in restrictions on the product or on the manufacturing or laboratory facility, including marketed product recall, suspension of manufacturing, product seizure, or a voluntary withdrawal of the drug from the market. We may have little to no control regarding the occurrence of third-party manufacturer incidents. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to an irreparable delay in our development or commercialization timeline.

To date, we have relied on one single-source supplier for bulk drug substance. The loss of this supplier or its failure to supply us with BDS on a timely basis could cause a delay in our ability to develop our product candidates and adversely affect our business.

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

In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Our reliance on this single-source supplier exposes us to certain risks, including the following:

•	our supplier may cease or reduce production or deliveries, raise prices or renegotiate terms;
•	we may be unable to locate a suitable replacement on acceptable terms or on a timely basis, if at all;
•	if there is a disruption to our single-source supplier’s operations, and if we are unable to enter into arrangements with alternative suppliers, we may need to halt our clinical trial programs;
•	delays caused by supply issues may harm our reputation, frustrate our clinical trial sites and cause them to turn to our competitors for future projects; and
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

We do not currently own or operate any manufacturing facilities, nor do we have any in-house manufacturing experience or personnel. We rely on and expect to continue to rely on third-party contract manufacturing organizations, or CMOs, for the supply of current good manufacturing practice-grade, or cGMP-grade, clinical trial materials and commercial quantities of our product candidates and products, if approved. Reliance on third-party providers may expose us to more risk than if we were to manufacture product candidates ourselves. The facilities used by our contract manufacturers to manufacture our commercial products must be approved by the FDA or other global regulatory authorities pursuant to inspections that will be conducted after we submit our marketing authorization application or BLA to the relevant agency. We have limited control over the manufacturing process of, and beyond contractual terms, we are completely dependent on our contract manufacturing partners for compliance with cGMP for the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of global regulatory authorities they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to delay the manufacturing of our product candidates or approved products, which would adversely affect our business and reputation. Furthermore, third-party providers may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement because of their own financial difficulties or business priorities, at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate replacement or another acceptable service provider in time, our clinical trials could be delayed or our commercial activities could be harmed. In addition, the fact that we are dependent on our collaborators, our suppliers and other third parties for the manufacture, filling, storage and distribution of our product candidates means that we are subject to the risk that the products may have manufacturing defects that would prevent the sale of these products to global markets. The inability to sell our products containing such defects could adversely affect our business, financial condition and results of operations.

Growth in the costs and expenses of components or raw materials may also adversely influence our business, financial condition and results of operations. Supply sources could be interrupted from time to time and, if interrupted, there is no guarantee that supplies could be resumed (whether in part or in whole) within a reasonable timeframe and at an acceptable cost or at all.

We rely on our manufacturers and other subcontractors to comply with and respect the proprietary rights of others in conducting their contractual obligations for us. If our manufacturers or other subcontractors fail to acquire the proper licenses or otherwise infringe third-party proprietary rights in the course of completing their contractual obligations to us, we may have to find alternative manufacturers or defend against claims of infringement, either of which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, although we require manufacturers and service providers to assign or license to us their interest in and to intellectual property rights to improvements made by them in the development and manufacturing process for our products, in future contracts that we may enter into with these third parties, we may not own, or may have to share, these intellectual property rights to improvements.

We depend on third-party suppliers for key raw materials used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials could harm our business.

We rely on our manufacturers to purchase the raw materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our drugs and our manufacturers may qualify second-source suppliers of critical raw materials to prevent a possible disruption of the supply of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers.  We cannot be sure that the third-party raw material suppliers will remain in business, or that they will not be purchased by a company that is not interested in continuing to produce these materials. In addition, the lead time needed to qualify a new raw material supplier can be lengthy, and we may experience delays in meeting demand for our product in the event a new supplier must be used. The time and effort to qualify a new raw material supplier could result in additional costs, diversion of resources or inability to produce a comparable product candidate, any of which would negatively impact our operating results. Any significant delay in the supply of a product candidate for an ongoing clinical trial due to the need to replace a third-party raw material manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. For example, on November 25, 2018, we received a letter from counsel for Maverick alleging that our ProTriTAC program is subject to the non-compete provision of our Asset Transfer Agreement with Maverick. On January 3, 2019, Maverick filed a complaint against us in the Delaware Court of Chancery and a motion for a temporary restraining order seeking to prohibit us from further developing our ProTriTAC platform. The complaint alleges claims for breach of contract and misappropriation of trade secrets, and seeks as relief, among other things, a declaration that our ProTriTAC technology impermissibly competes in the Maverick Field (as defined in the Asset Transfer Agreement), a preliminary and permanent injunction and unspecified damages. We believe that the mechanism of action employed by our ProTriTAC platform falls outside the Maverick Field. On May 8, 2019, the court granted Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, permission to intervene in the litigation based on a proposed complaint. On May 14, 2019, Millennium filed a Complaint in Intervention, asserting various claims, including fraud and unjust enrichment, and seeking as relief, among other things, an injunction and unspecified damages. A trial on Maverick and Millennium’s claims was held on September 9-13 and 17, 2019. The parties have completed post-trial briefing and closing arguments and are awaiting a decision from the Court. We will vigorously defend the claims asserted against us.

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

Despite the implementation of security measures, our computer systems and data and those of our current or future CROs or other contractors and consultants are vulnerable to failure, interruption, compromise or damage from computer hacking, malicious software, fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, public health epidemics, such as the coronavirus disease (COVID-19) currently impacting multiple jurisdictions worldwide, including the United States, or other cybersecurity attacks or accidents. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure. Cybersecurity attacks are constantly increasing in sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states and others. As a company with an increasingly global presence, our systems are subject to frequent attacks. Due to the nature of some of these attacks, there is a risk that an attack may remain undetected for a period of time. While we continue to make investments to improve the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2019 at a price of $14.00 per share, the reported high and low sales prices of our common stock through February 29, 2020 has ranged from $9.07 to $21.47.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors describe in this “Risk Factors” section:

•

the anticipated results of our Phase 1 trial of HPN424 and Phase 1/2a trial of HPN536 and the commencement, enrollment or results of our planned Phase 1/2 clinical trial of HPN217 and Phase 1/2a clinical trial of HPN328, any other future preclinical studies and clinical trials and trials we may conduct, or changes in the development status of our product candidates;

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

•	changes in laws or regulations, including but not limited to preclinical study or clinical trial requirements for approvals;
•	any adverse changes to our relationship with manufacturers or suppliers;
•	manufacturing, supply or distribution shortages;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	variations in our results of operations;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or immuno-oncology in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	announcements made by us or our competitors of new product and service offerings, acquisitions, strategic relationships, joint ventures or capital commitments;
•	our inability to establish collaborations, if needed;
•	our ability to effectively manage our growth;
•	the size of our initial cancer target markets;
•	our ability to successfully treat additional types of cancers or at different stages;
•	changes in the market valuations of similar companies;

•	press reports, whether or not true, about our business;
•	sales or perceived potential sales of our common stock by us or our stockholders in the future;
•	overall fluctuations in the equity markets;
•	ineffectiveness of our internal controls;
•	changes in accounting practices or principles;
•	changes or developments in the global regulatory environment;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

As of February 29, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 69.2% of our outstanding voting stock.  Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more of these analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

If we are unable to maintain effective internal control over financial reporting, it could result in material misstatements in our financial statements and cause investors to lose confidence in the accuracy and completeness of our financial reports, either of which could adversely affect the market price of our common stock.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are required to document, review and improve our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements.

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

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with applicable reduced reporting and disclosure requirements could make our common stock less attractive to investors.

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

We could be an emerging growth company for up to five years following the completion of our initial public offering. Our status as an emerging growth company will end as soon as any of the following takes place:

•	the last day of the fiscal year in which we have more than $1.07 billion in gross annual revenue;
•	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•	the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering.

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

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

The requirements of being a public company may strain our resources, result in litigation and divert management’s attention.

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

Our U.S. net operating loss, or NOL, carryforwards and tax credit carryforwards are potentially subject to annual utilization limits under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. Our U.S. NOL carryforwards arising prior to 2018 and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our U.S. NOL carryforwards arising after 2017 carryforward indefinitely but are subject to limitations. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership during a rolling three-year period, the corporation’s ability to use its pre-change tax attributes, such as NOLs and R&D tax credits, to offset its post-change income or taxes may be limited. We have not performed an analysis under Section 382 of the Code and cannot predict or otherwise determine whether our federal tax attribute carryforwards may be limited in the future. As a result, if we earn taxable income in the future, our ability to use existing U.S. NOL and R&D tax credit carryforwards to reduce U.S. taxable income or tax liability may be subject to limitations. This could adversely impact our future operating results by increasing our future tax liabilities. Similar rules may also limit our ability to use accumulated state tax attributes to reduce our state tax liabilities. Also, there may be periods when the use of NOLs is suspended or otherwise limited at the state level, which could accelerate or permanently increase state taxes owed.

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

The Tax Act, which was enacted on December 22, 2017, significantly amended the Code. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently lease approximately 34,988 square feet of office and laboratory space in South San Francisco, California under an eight-year lease agreement that expires in June 2027.  Under the lease agreement we are given an option to extend the lease term for an additional period of 8 years, when certain conditions are met.  We believe this space is sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. On January 3, 2019, Maverick Therapeutics, Inc., or Maverick, filed a complaint against us in the Delaware Court of Chancery and a motion for a temporary restraining order seeking to prohibit us from further developing our ProTriTAC platform. The complaint alleges various claims for breach of contract and misappropriation of trade secrets, and seeks as relief, among other things, a declaration that our ProTriTAC technology impermissibly competes in the Maverick Field (as defined in our Asset Transfer Agreement with Maverick), a preliminary and permanent injunction and unspecified damages. On January 18, 2019, the Court denied Maverick’s motion for a temporary restraining order. We believe that the mechanism of action employed by our ProTriTAC platform falls outside the Maverick Field. On May 8, 2019, Millennium Pharmaceuticals, Inc., or Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, was granted permission by the court to intervene in the litigation based on a proposed complaint.  Millennium and Maverick are parties to a collaboration agreement and a warrant agreement, and Millennium’s proposed complaint alleges, in part, that we fraudulently induced Millennium to enter into the agreements with Maverick.  Millennium seeks to assert various tort claims against us. A trial on Maverick and Millennium’s claims was held on September 9-13 and 17, 2019. The parties have completed post-trial briefing and closing arguments and are awaiting a decision from the Court. We will vigorously defend the claims asserted against us.

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

Part II

Item 5. Market for the Registrant’s Common Equity, related stockholder matters and issuer purchases of equity securities

Market Information for Common Stock

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “HARP” since February 8, 2019. Prior to that, there was no public trading market for our common stock. The following table sets forth for the indicated periods the high and low intraday sales prices per share for our common stock on The Nasdaq Global Select Market.

	High	Low
Year ended December 31, 2019
First quarter (from February 8, 2019)	$17.85	$9.07
Second quarter	$13.26	$9.55
Third quarter	$17.50	$10.67
Fourth quarter	$21.47	$12.78

Holders of Record

As of February 29, 2020, there were approximately 33 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K.

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

Registrant Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

We have derived the following selected statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected balance sheet data as of December 31, 2019 and 2018 from our audited financial statements included elsewhere in this report.

Our historical results are not necessarily indicative of the results that may be expected in any future period. You should read this data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share numbers)
Statement of operations data:
Revenue
Collaboration and license revenue	$5,777	$4,750	$708
Total revenue	5,777	4,750	708
Operating expenses
Research and development	41,592	26,368	13,622
General and administrative	22,391	6,106	3,614
Total operating expenses	63,983	32,474	17,236
Loss from operations	(58,206)	(27,724)	(16,528)
Interest income	2,676	395	78
Interest expense	—	—	(285)
Other expense	(42)	(37)	(95)
Net loss	$(55,572)	$(27,366)	$(16,830)
Net loss per share, basic and diluted(1)	(2.56)	(25.65)	(18.81)
Weighted-average shares used in computing net loss per share, basic and diluted (1)	21,746,461	1,066,877	894,901

(1)

See Notes 2 and 12 to our audited financial statements included elsewhere in this report for an explanation of the calculations of our basic and diluted net loss per share and the weighted-average number of shares used in computing the per share amounts.

	As of December 31,
	2019	2018	2017
	(in thousands)
Balance sheet data:
Cash, cash equivalents, and marketable securities	$155,129	$89,493	$29,423
Working capital(1)	128,104	78,275	22,731
Total assets	176,604	102,580	31,872
Convertible preferred stock	—	129,577	39,841
Accumulated deficit	(118,163)	(62,591)	(35,225)
Total stockholders' equity (deficit)	94,220	(53,479)	(26,943)

(1)

We define working capital as current assets less current liabilities. See our audited financial statements and related notes included elsewhere in this report for further details regarding our current assets and current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements. In addition, the section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 14, 2019.

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

We currently have two TriTAC product candidates in clinical development. HPN424, is currently in a Phase 1 clinical trial for the treatment of metastatic castration-resistant prostate cancer, or mCRPC. HPN536, is currently in a Phase 1/2a clinical trial for the treatment of ovarian cancer and other mesothelin-, or MSLN-, expressing solid tumors. We also have two TriTAC product candidates in preclinical development, HPN217, targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma and HPN328, targeting Delta-like ligand 3, or DLL3, for the treatment of small cell lung cancer, or SCLC.

Pipeline Update

HPN424: Our lead product candidate is currently in the dose escalation portion of a Phase 1 clinical trial for the treatment of mCRPC. The dose escalation phase is designed to determine the maximum tolerated dose and a recommended Phase 2 dose. Once a recommended Phase 2 dose is determined, we will initiate the dose expansion phase. Consistent with the TriTAC mechanism of action, we observed adverse events associated with T cell activation and cytokine induction, which prompted us to explore the use of dexamethasone as a premedication to limit potential adverse events. We have found that the addition of weekly dexamethasone premedication, tapered over several weeks, has successfully limited adverse events. Several patients have completed the scheduled taper and have successfully continued treatment with HPN424 in the absence of dexamethasone, with no complications observed thus far. Enrollment is ongoing in the dose-escalation phase of the trial. Pharmacokinetics observed to date continue to support once-weekly dosing of HPN424.  We expect to present interim dose-escalation data at ASCO at the end of May 2020 and to initiate an expansion cohort in 2020.

HPN536: In April 2019, we advanced our second TriTAC, HPN536, a MSLN-targeting T cell engager, into the clinic and dosed the first patient in a Phase 1/2a clinical trial for ovarian and other MSLN-expressing solid tumors. Patient enrollment continues as planned in the dose-escalation phase of the trial. The study consists of two phases, an initial dose escalation phase of approximately 20 ovarian and pancreatic cancer patients, followed by an expansion phase of up to three additional parallel cohorts of 20 patients each with ovarian, pancreatic and mesothelioma cancer. The study is collecting data to evaluate the safety, tolerability, pharmacokinetics and activity of HPN536. We expect to present interim data from the trial in the second half of 2020.

HPN217: In November 2019 we submitted an IND to the FDA, for the treatment of multiple myeloma, as well as entered into a Development and Option Agreement with AbbVie.  Under our agreement with AbbVie, we have already received an upfront payment of $30 million and anticipate receiving a cash milestone payment of up to $50 million upon dosing the first patient in the Phase 1/2 clinical trial for HPN217 within a specified time period, which we expect to occur in the first half of 2020.  Additionally, we are eligible to receive future payments totaling up to $430 million upon AbbVie’s exercise of an exclusive license option and achievement of certain development, regulatory, and commercial milestones, in addition to receipt of royalties on commercial sales. We are responsible for conducting the Phase 1/2 clinical trial of HPN217 under our agreement with AbbVie.

HPN328: We are developing HPN328, which targets DLL3, to initially treat SCLC. We plan to file an IND for HPN328 by mid-year 2020 and to initiate a Phase 1/2a clinical trial in the second half of 2020. In October 2019, we presented data on HPN328 for the treatment of small cell lung cancer at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. HPN328 was well-tolerated in cynomolgus monkeys at 1 and 10 mg/kg and pharmacokinetic data support the potential for once weekly dosing.

Since commencing operations in 2015, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance of convertible notes, the sale of convertible preferred stock, the sale of common stock, payments received under our discovery collaboration agreement with AbbVie, and most recently the initial public offering, or IPO, of our common stock on the NASDAQ Global Select Market, or Nasdaq.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $55.6 million, 27.4 million, and $16.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $118.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

•	continue the research and development of HPN424, HPN536, and HPN217, as well as our other product candidates;
•	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
•	seek marketing approvals for product candidates that successfully complete clinical trials;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	continue to invest in our technology platforms, including TriTAC and ProTriTAC;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;

•	implement operational, financial and management systems; and
•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

In early 2019, we closed the IPO of our common stock, in which we issued and sold an aggregate of 5,769,201 shares of common stock at a price of $14.00 per share for net proceeds of approximately $70.7 million (inclusive of a partial exercise of the underwriters’ option), after deducting underwriting discounts, commissions and offering expenses.

Collaborations with AbbVie

Development and Option Agreement

On November 20, 2019, we entered into a Development and Option Agreement Development and Option Agreementwith AbbVie in connection with our HPN217 program, which targets B cell maturation antigen, or BCMA. Pursuant to such agreement, we granted to AbbVie an option to a worldwide, exclusive license to our patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA, or HPN217 Products. Under the Development and Option Agreement, we filed an IND for HPN217, and will conduct clinical development activities pursuant to a mutually agreed upon development plan, including conducting a Phase 1/2 clinical trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to a worldwide, exclusive license to such HPN217 program. We plan to initiate a Phase 1/2 clinical trial in the first half of 2020.

Under the Development and Option Agreement, AbbVie may exercise its license option at any time during a period commencing on the effective date of the agreement and expiring after a specified period following delivery by us of a specified data package arising from the first Phase 1/2 trial for the HPN217 Product. Following AbbVie’s exercise of its option, and except for completion of certain development activities by us under the development plan, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of HPN217 Products. AbbVie is required to use commercially reasonable efforts to develop and obtain regulatory approval for one HPN217 Product, for at least one indication, for use in each Major Market (as defined in the Development and Option Agreement).

AbbVie paid an upfront payment of $30.0 million and we expect to receive a development milestone payment of up to $50.0 million upon dosing the first patient in the Phase 1/2 clinical trial within a specified time period, which we expect to occur in the first half of 2020. If AbbVie exercises its option, AbbVie will pay us an option exercise fee of $200 million.  Following option exercise, AbbVie will be required to make further payments to us of up to $230 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for HPN217 Products. We will also receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of HPN217 Products at percentages ranging from the high single digits to the very low double digits, subject to specified offsets and reductions. Royalties will be payable under the Development and Option Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each HPN217 Product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country, or ten years following first commercial sale of such HPN217 Product in such country.

We will recognize revenue under the Development and Option Agreement as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. Accordingly, of the $30.0 million upfront payment received in 2019, $1.7 million of revenue was recognized for the year ended 2019 and as of December 31, 2019, we had $29.3 million of deferred revenue under the Development and Option Agreement.

Amended and Restated Discovery Collaboration Agreement

On November 20, 2019, we entered into an Amended and Restated Discovery Collaboration and License Agreement, or the Restated Collaboration Agreement, with AbbVie, which agreement amends and restates the Discovery Collaboration and License Agreement entered into between us and AbbVie, dated October 10, 2017 and amended April 3, 2019, or the Original Collaboration Agreement.  Pursuant to the Original Collaboration Agreement, we granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporate our proprietary TriTAC technology together with soluble TCRs provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Original Collaboration Agreement, AbbVie was allowed to designate up to two targets, which it selected in 2017 and 2019, respectively. Pursuant to the Restated Collaboration Agreement, the worldwide, exclusive license granted to AbbVie under the Collaboration Agreement to develop and commercialize products that incorporate our proprietary Tri-specific T-cell Activating Construct, or TriTAC, platform technology together with soluble T cell receptors, or TCRs, provided by AbbVie has been expanded to cover products that incorporate antibodies provided by AbbVie or by us. The expansion of the collaboration also allows AbbVie to designate up to six additional targets, selected during a specified period following the effective date, to be the subject of activities under the collaboration. During a period of up to four years following the date of AbbVie’s designation of each target for the products, and confirmation of target availability, we and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising our proprietary TriTAC technology, in conjunction with the soluble TCR or antibody sequences directed at the agreed upon targets of interest. We may not, including through any third party, develop or commercialize any competing product that binds to any of the included targets. As was the case under the Original Collaboration Agreement, following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed in each Major Market (as defined in the Restated Collaboration Agreement).

In addition to the upfront payment of $17 million already paid under the Original Collaboration Agreement, under the Restated Collaboration Agreement, we received an upfront payment of $20 million for AbbVie’s right to select two additional targets and an option to select up to four further targets. AbbVie will be required to make payments to us, upon target selection, of $10 million for each target, up to four further targets selected by AbbVie. For each of the up to eight targets selected, we will receive up to $300 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for licensed products indicated for human therapeutic or prophylactic use, totaling up to $2.4 billion in the aggregate, if such licensed products are successfully progressed against all-included targets and indications. We will also be eligible to receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of licensed products at percentages in the mid-single digits, subject to specified offsets and reductions. Royalties will be payable under the Restated Collaboration Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country or ten years following first commercial sale of such product in such country.  If licensed products are developed and commercialized for diagnostic or veterinary use, or certain screening or monitoring uses, the parties have agreed to negotiate an appropriate reduction in the economic terms applicable to such non-therapeutic and prophylactic applications.

We recognized revenue under the Original Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $17.0 million upfront payment received in 2017, $4.0 million and $4.3 million of revenue was recognized during the years ended 2019 and 2018, respectively, and, as of December 31, 2019, we had $8.0 million of deferred revenue under the Original Collaboration Agreement.

We will recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $20.0 million upfront payment received in 2019, no revenue was recognized for the year ended 2019 and as of December 31, 2019, we had $20.0 million of deferred revenue under the Restated Collaboration Agreement.

The Restated Collaboration Agreement will terminate upon the date of the expiration of all AbbVie’s royalty payment obligations in all countries.  The Restated Collaboration Agreement may be terminated by either party immediately for the insolvency of the other party or on 90 days’ written notice for an uncured material breach of such agreement by the other party.  AbbVie may also terminate the Restated Collaboration Agreement in its entirety or on a target-by-target or country-by-country basis for any reason on 30 days’ written notice to the Company. In addition, AbbVie may terminate the Restated Collaboration Agreement immediately in its entirety or on a target-by-target basis if AbbVie considers in good faith that there has been a failure of the discovery or development efforts with respect to such target, or that further development or commercialization of products directed to such target is not advisable as a result of a serious safety issue.

License Agreement with Werewolf Therapeutics, Inc.

In March 2018, we entered into an assignment and license agreement, or the Werewolf Agreement, with Werewolf Therapeutics, Inc., or Werewolf, a portfolio company of MPM Capital, Inc., a holder of more than 5% of our capital stock. Dr. Luke Evnin, a member of our Board, is the Chairman of the board of directors of Werewolf. Under the Werewolf Agreement, we assigned certain patents that relate to certain inducible polypeptides (and binding moiety for conditional activation of certain polypeptides) to Werewolf and granted to Werewolf a non-exclusive, royalty-bearing, sublicenseable license under certain other patents owned by us and relating to certain proteins, to make, use and commercialize products that are covered by such patents in the field of molecules comprising a certain polypeptide. Werewolf assigned certain patents to us relating to adoptive cell therapies and binding moieties for conditional activation of immunoglobulin and non-immunoglobulin molecules. Under the Werewolf Agreement, Werewolf paid us an upfront fee of $0.5 million. If Werewolf commercializes products covered by the licensed patents, then beginning on the first sale of such products, Werewolf will be obligated to pay to us a royalty on net sales of such products by Werewolf, its affiliates and licensees at a percentage in the low single digits, subject to an obligation to make a minimum annual royalty payment at an amount in the low hundreds of thousands of dollars.

In December 2019, we and Werewolf amended the Werewolf Agreement by entering into a Second Amended and Restated Assignment and License Agreement, or the Amended Werewolf Agreement, to include the grant to Werewolf of an exclusive, royalty-bearing, sublicensable license under certain patents owned by us and relating to certain proteins, to make, use, and commercialize products that are covered by such patents in the field of molecules comprising a certain protein. If Werewolf commercializes products covered by these licensed patents, then beginning on the first sale of such products, Werewolf will be obligated to pay to us a royalty on net sales of such products by Werewolf, its affiliates and licensees at a percentage in the low single digits, and this royalty cannot be added to any other royalty owed to us under the Amended Werewolf Agreement.  In addition, each party granted to the other a non-exclusive, royalty-free, sublicensable, perpetual license under certain other patents relating to a certain binding domain of a certain protein, to make, use and commercialize products that are covered by such patents in a field defined by a certain type of molecule for each party.

Royalties on net sales will be recognized when the underlying sales occur. No royalty revenue was recognized under the Werewolf Agreement as of December 31, 2019.

Financial Operations Overview

Revenue

We have no products approved for commercial sale and have not generated any revenue from product sales. Our collaboration and license revenue to date is related to work performed by us under the Restated Collaboration Agreement and Development and Option Agreement, and is recognized when designated research and development services are performed. To date, we have not received any milestone or royalty payments under the Original Collaboration Agreement or the Restated Collaboration Agreement. We expect that any collaboration and license revenue we generate from the Restated Collaboration Agreement and the Development and Option Agreement and any future collaboration partners will fluctuate from period to period as a result of the timing and amount of milestones and other payments. Additionally, for R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use significant judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods. On January 1, 2017, we adopted on a full retrospective basis Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606. See further discussion under “Critical Accounting Policies and Estimates – Revenue Recognition.”

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

We expect our research and development expenses to continue to increase substantially in absolute dollars for the foreseeable future as we advance our product candidates into and through preclinical studies and clinical trials, pursue regulatory approval of our product candidates and expand our pipeline of product candidates. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time consuming. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018	Change ($)	Change (%)
	(dollars in thousands)
Revenue:
Collaboration and license revenue	$5,777	$4,750	$1,027	22%
Total revenue	5,777	4,750	1,027	22%
Operating expenses:
Research and development	41,592	26,368	15,224	58%
General and administrative	22,391	6,106	16,285	267%
Total operating expenses	63,983	32,474	31,509	97%
Loss from operations	(58,206)	(27,724)	30,482	110%
Interest income	2,676	395	2,281	578%
Other expense	(42)	(37)	5	-14%
Net loss	$(55,572)	$(27,366)	$28,206	103%

*	Not meaningful

Revenue

Collaboration and license revenue of $5.8 million for the year ended December 31, 2019 consisted of revenue recognized related to research and development services performed under the Restated Collaboration Agreement of $4.0 million and the Development and Option Agreement of $1.7 million. Collaboration and license revenue of $4.8 million for the year ended December 31, 2018 primarily consisted of revenue recognized related to research and development services performed under the Restated Collaboration Agreement of $4.3 million and $0.5 million of the upfront payment received by us in May 2018 under the Werewolf Agreement.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Year Ended December 31,
	2019	2018
	(In thousands)
Product and clinical development	$17,208	$8,504
Research and technology services	2,747	3,401
Laboratory supplies and equipment	2,226	1,828
Pharmacology services	1,303	1,054
Personnel-related	8,728	5,830
Facility and other allocated expenses	6,412	3,366
Consulting	2,968	2,385
Total research and development expenses	$41,592	$26,368

Research and development expenses increased by $15.2 million, or 58%, in 2019 compared to 2018. The increase was primarily due to a $8.9 million increase in product and clinical development expense and pharmacology services due to development of four identified product candidates, which includes conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development, a $3.0 million increase in facility and other allocated expenses primarily related to a lease agreement for the office and laboratory space in South San Francisco, California, or the Cove Lease, entered into in August 2018, a $2.9 million increase in personnel-related expenses due to an increase in headcount, a $0.6 million increase in consulting expenses primarily due to preparation of our HPN424, HPN536 and HPN217 clinical trials, a $0.4 million increase in laboratory supplies and equipment to support increased activity related to all of our product candidates, which was offset by a $0.6 million decrease in research and technology services due to the completion of certain research activities as our lead product candidates transitioned into clinical development.

General and Administrative

General and administrative expenses increased by $16.3 million, or 267%, in 2019 compared to 2018. The increase was primarily due to a $11.0 million increase in legal fees primarily associated with ongoing litigation with Maverick Therapeutics, Inc., a $2.7 million increase in personnel-related expenses due to an increase in headcount, a $1.6 million increase in other professional services to support our ongoing operations as a public company, a $0.8 million increase in facility and other allocated expenses primarily related to the Cove Lease, and a net $0.2 million increase consulting and accounting services related to quarterly reviews and year-end audits associated with preparations for our initial public offering.

Interest Income

Interest income increased by $2.3 million, or 579%, in 2019 compared to 2018. The increase was primarily due to an increase in interest earned on our cash deposit accounts and marketable securities during the year ended December 31, 2019.

Other Expense

Other expense did not significantly fluctuate period over period.

Liquidity and Capital Resources

Liquidity

Since our inception and through December 31, 2019, we have financed our operations primarily through the issuance of convertible notes, the sale of convertible preferred stock, the sale of common stock, upfront payments received by us from our collaboration and license agreements and the initial public offering of our common stock on the Nasdaq, including the partial exercise of the underwriters’ option to purchase additional shares, in which we received an aggregate of approximately $70.7 million in net proceeds, which amount is net of $10.1 million in underwriters’ discount and offering costs. As of December 31, 2019, we had $155.1 million in cash and cash equivalents and marketable securities, an accumulated deficit of $118.2 million and working capital of $128.1 million. We expect to continue to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our product candidates. Additional capital will be needed to undertake these activities and commercialization efforts, and, therefore, we intend to raise such capital through the issuance of additional equity, borrowings, and potentially strategic alliances with other companies. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of the development programs or commercialization efforts, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the our business, results of operations, financial condition and/or out ability to fund our scheduled obligations on a timely basis or at all.

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

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities, which include the net proceeds generated from our IPO in February 2019, will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of this Annual Report Form 10-K. However, we will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies and clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Please see the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

	Year Ended December 31,
	2019	2018
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(2,891)	$(27,126)
Investing activities	(69,315)	(663)
Financing activities	71,449	88,326
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(757)	$60,537

Cash Flows from Operating Activities

In 2019, cash used in operating activities was $2.9 million, which consisted of a net loss of $55.6 million and a net change of $49.0 million in our net operating assets and liabilities, partially offset by $3.6 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $2.1 million, depreciation and amortization of $0.9 million, amortization operating right-of-use lease asset of $1.2 million and net amortization of premiums and discounts on marketable securities of $0.5 million. The change in operating assets and liabilities was primarily due to an increase in deferred revenue of $45.3 million resulting from the upfront payments of $30 million from the Development and Option Agreement and $20 million from the Restated Collaboration Agreement, a net increase in accounts payable and accrued liabilities of $2.5 million related to legal fees associated with Maverick litigation and timing of research and development activities, an increase in prepaid expenses and other current assets of $1.8 million resulting from the timing of payments made for operating costs to support our operations as a public company and timing for ongoing research and development activities and a decrease in other assets of $3.0 million resulting from the recognition of deferred IPO costs.

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

Cash Flows from Investing Activities

In 2019, cash used in investing activities of $69.3 million primarily related to purchases of marketable securities and property and equipment consisting primarily of laboratory equipment offset by the maturity and sale of marketable securities.

In 2018, cash used in investing activities of $0.7 million related to purchases of property and equipment consisting primarily of laboratory equipment.

Cash Flows from Financing Activities

In 2019, cash provided by financing activities of $71.4 million was primarily related to the proceeds received from our IPO in February 2019.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
	(In thousands)
Operating lease obligations	$2,487	$7,943	$2,818	$7,433	$20,681
Total	$2,487	$7,943	$2,818	$7,433	$20,681

The obligations noted above represent operating lease obligations related to our currently occupied premises at 131 Oyster Point Blvd in South San Francisco, California that commenced in July 2019 and expires in June 2027. The initial annual base rent is approximately $2.2 million, and such amount will increase by 3.5% annually on each anniversary of the commencement date, equaling approximately $20.0 million over the eight-year lease term. In connection with the lease, we will maintain a letter of credit for the benefit of the landlord in the amount of $0.5 million. Under the lease agreement, we have an option to extend the lease for an additional period of eight years.  As of December 31, 2019, we have not determined whether we will exercise our option to extend the lease term.

In December 2016, we entered into a royalty transfer agreement with MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation pursuant to which we will pay 0.5% of our annual global net sales to each of the counterparties for products that incorporate or utilize intellectual property that was discovered or developed by us prior to our initial public offering.

In October 2015, we entered into a collaboration and license agreement with AGC Biologics, Inc. (formerly known as CMC ICOS Biologics, Inc.), or AGC, for certain manufacturing-related technology, and in July 2016, we entered into a development and manufacturing agreement with AGC. Pursuant to these agreements, so long as AGC is our exclusive manufacturer, we will not owe AGC any milestone or royalty payments for the use of their manufacturing technology. However, if AGC is no longer our exclusive manufacturer, and we still use such technology, we will owe AGC specified milestones of up to $350,000 per specified product and a royalty on net sales of these products of less than 1%. We have an option to buy out these royalty obligations by making a one-time payment to AGC in a dollar amount in the mid-single digit millions. See “Business—Collaboration and License Agreements—Agreements with AGC Biologics, Inc.”

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

We allocate the transaction price to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price may be, but is not presumed to be, the contract price. In determining the allocation, we maximize the use of observable inputs. When the stand-alone selling price of a good or service is not directly observable, we estimate the stand-alone selling price for each performance obligation using assumptions that require judgment. Acceptable estimation methods include, but are not limited to: (i) the adjusted market assessment approach, (ii) the expected cost plus margin approach, and (iii) the residual approach (when the stand-alone selling price is not directly observable and is either highly variable or uncertain). In order for the residual approach to be used, we must demonstrate that (a) there are observable stand-alone selling prices for one or more of the performance obligations and (b) one of the two criteria in ASC 606-10- 32-34(c)(1) and (2) is met. The residual approach cannot be used if it would result in a stand-alone selling price of zero for a performance obligation, as a performance obligation, by definition, has value on a stand-alone basis.

An option in a contract to acquire additional goods or services gives rise to a performance obligation only if the option provides a material right to the customer that it would not receive without entering into that contract. Factors that we consider in evaluating whether an option represents a material right include, but are not limited to: (i) the overall objective of the arrangement, (ii) the benefit the collaborator might obtain from the arrangement without exercising the option, (iii) the cost to exercise the option (e.g. priced at a significant and incremental discount) and (iv) the likelihood that the option will be exercised. With respect to options determined to be performance obligations, we recognize revenue when those future goods or services are transferred or when the options expire.

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

•

Licenses of Intellectual Property. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of proportional performance each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. We recognize collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We will re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes.

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

See Note 8, “Collaboration and License Agreements” for additional details regarding our collaboration arrangements with AbbVie.

Research and Development Expenses and Accrued Research and Development Costs

We expense research and development costs as incurred. Research and development expenses consist of personnel costs for our research and product development employees. Also included are non-personnel costs such as professional fees payable to third parties for preclinical and preclinical studies, clinical trials and research services, production of materials for clinical trials, laboratory supplies and equipment maintenance and depreciation, intellectual property licenses and other consulting costs. We estimate preclinical and clinical study and research expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical studies, clinical trials and research services on our behalf. We estimate these expenses based on discussions with management and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. We record the estimated costs of research and development activities based upon the estimated amount services provided but not yet invoiced, and include these costs in development expenses. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with our third-party service provides under the service agreements. We make significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust our accrued liabilities. We have not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from our estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations. Payments associated with licensing agreements to acquire exclusive license to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate future use are expensed as incurred.

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

Effective January 1, 2018, we early adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new guidance requires equity-classified share-based payment awards issued to nonemployees to be measured on the grant date, instead of being measured through the performance completion date under the pre-existing guidance. For stock-based awards issued to non-employees, we record expense related to stock options based on the fair value of the options calculated using the Black-Scholes option-pricing model based on the measured grant date.  For stock-based awards issued to non-employees prior to January 1, 2018, we recorded expense related to stock options based on the fair value of the options calculated using the Black-Scholes option-pricing model, remeasured at each reporting period until the options vest over the service performance period.

We estimate the fair value of stock options granted to our employees on the grant date, and rights to acquire stock granted under our Employee Stock Purchase Plan ("ESPP"), and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model.

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

•

Expected volatility. Since we have a limited trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•	Expected dividend. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

Fair Value of Common Stock

Prior to our IPO in February 2019, the fair values of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. Given the absence of a public trading market for our common stock prior to our February 2019 IPO, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; our actual operating results and financial performance; progress of our research and development efforts; conditions in the industry and economy in general; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; the likelihood of achieving a liquidity event for the holders of our common stock, such as an initial public offering or a sale of our company, given prevailing market conditions; equity market conditions affecting comparable public companies; the lack of marketability of our common stock and the results of independent third-party valuations. Valuations of our common stock were prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

For our valuations performed prior to December 31, 2018, we used the Option Pricing Model (OPM) Backsolve method to estimate the fair value of our common stock. In an option pricing method, or OPM, framework, the backsolve method for inferring the equity value implied by a recent financing transaction involves making assumptions for the expected time to liquidity, volatility and risk-free rate and then solving for the value of equity such that value for the most recent financing equals the amount paid. Furthermore, as of each of the valuation dates prior to December 31, 2018, we were at an early stage of development and future liquidity events were difficult to forecast. We applied a discount for lack of marketability to account for a lack of access to an active public market.

Subsequent to the completion of our IPO in February 2019, our board of directors determines the fair value of our common stock based on the closing price of our common stock as reported on the date of grant on the primary stock exchange on which our common stock is traded.

Recent Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this report for more information.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We early adopted ASU 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606), ASU 2016-09, Stock Compensation—Improvements to Employee Share-Based Payment Accounting, and ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, ASU No. 2016-02, (Topic 842), Leases, as the JOBS Act does not preclude an emerging growth company from early adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks in the ordinary course of our business. Our market risk exposure is primarily the result of fluctuations that may cause the market value of these assets to fluctuate. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $155.1 million as of December 31, 2019, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short- to intermediate-term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplemental Data

The information required to be filed in this item appears under “Exhibits, Financial Statement Schedules” in Part IV, Item 15 of this Annual Report on Form 10-K and is set forth on pages F-1 to F-30.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

We will hold our first annual meeting of stockholders as a public company on May 28, 2020. The record date for the meeting is April 9, 2020.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors” and “Information About Our Executive Officers Who Are Not Directors,” “Corporate Governance,” “Corporate Governance – Code of Business Conduct and Ethics,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Committees of the Board of Directors – Nominating and Corporate Governance Committee,” “Corporate Governance – Committees of the Board of Directors – Audit Committee” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee” in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2020 Annual Meeting of Shareholders, or the Proxy Statement, which is expected to be filed not later than 120 days after December 31, 2019.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation,” “Director Compensation” and “Committees of the Board of Directors — Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference to the information set forth in the sections titled “Securities Authorized For Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to the information set forth in the sections titled “Corporate Governance – Board of Directors Independence” and “Transactions With Related Persons” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item is incorporated by reference to the information set forth in the sections titled “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement.

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

(b)	Exhibits

The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1¥*	Asset Transfer Agreement by and between the Registrant and Maverick Therapeutics, Inc., dated as of December 30, 2016, as amended	S-1	333-229040	2.1	1/29/2019
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38800	3.1	8/5/2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38800	3.2	2/13/2019
4.1	Form of Common Stock Certificate.	S-1	333-229040	4.1	1/29/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated as of November 9, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-229040	4.2	12/27/2018
4.3	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					x
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-229040	10.4	1/4/2019
10.2+	Harpoon Therapeutics, Inc. 2015 Equity Incentive Plan and related form agreements	S-1	333-229040	10.1	12/27/2018
10.3+	Harpoon Therapeutics, Inc. 2019 Equity Incentive Plan and related form agreements	S-1	333-229040	10.2	1/29/2019
10.4+	Harpoon Therapeutics, Inc. Amended and Restated Employee Stock Purchase Plan and related form agreements	S-1	333-229040	10.3	1/29/2019
10.5+	Employment Offer Letter by and between Gerald McMahon and the Registrant, dated as of December 10, 2016	S-1	333-229040	10.5	12/27/2018
10.6+	Employment Offer Letter by and between Holger Wesche and the Registrant, dated as of March 17, 2015, as amended	S-1	333-229040	10.6	12/27/2018
10.7+	Employment Offer Letter by and between Natalie Sacks and the Registrant, dated as of September 13, 2018	S-1	333-229040	10.7	12/27/2018
10.8+	Non-Employee Director Compensation Policy	S-1	333-229040	10.10	1/29/2019
10.9¥	License Agreement between the Registrant and TCR[2] Therapeutics, Inc., dated as of June 21, 2017	S-1	333-229040	10.12	12/27/2018
10.10	Royalty Transfer Agreement by and between the Registrant, MPM Oncology Charitable Foundation, Inc. and the UBS Optimus Foundation, dated as of December 1, 2016, as amended	S-1	333-229040	10.13	12/27/2018
10.11¥	First Amended and Restated Assignment and License Agreement between the Registrant and Werewolf Therapeutics, Inc., dated as of October 19, 2018	S-1	333-229040	10.14	12/27/2018
10.12¥	CHEF 1 Collaboration and License Agreement between the Registrant and CMC ICOS Biologics, Inc., dated October 26, 2015	S-1	333-229040	10.15	12/27/2018
10.13¥	Amendment to CHEF1 Collaboration and License Agreement and Development and Manufacturing Services Agreement between Registrant and AGC Biologics, Inc. (previously CMC ICOS Biologics, Inc.), dated as of December 12, 2018	S-1	333-229040	10.21	1/29/2019
10.14¥	Development and Manufacturing Services Agreement between the Registrant and CMC ICOS Biologics, Inc., dated July 5, 2016	S-1	333-229040	10.16	12/27/2018
10.15	Lease by and between the Registrant and HCP Oyster Point III LLC, dated as of July 27, 2018	S-1	333-229040	10.19	12/27/2018
10.16+	Employment Offer Letter by and between Georgia Erbez and the Registrant, dated as of October 19, 2018	S-1	333-229040	10.20	1/4/2019
10.17¥	Amended and Restated Discovery Collaboration and License Agreement between the Registrant and AbbVie Biotechnology Ltd., dated as of November 20, 2019					x
10.18¥	Development and Option Agreement between the Registrant and AbbVie Biotechnology Ltd., dated as of November 20, 2019					x
10.19¥	Second Amended and Restated Assignment and License Agreement between the Registrant and Werewolf Therapeutics, Inc., dated as of December 20, 2019					x
10.20+	Fifth Amended and Restated Consulting Agreement by and between Patrick Baeuerle and the Registrant, dated as of March 3, 2020					x
21.1	List of subsidiaries of the Registrant	S-1	333-229040	21.1	12/27/2018

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm					x
24.1	Power of Attorney (included on signature page to this Form 10-K)					x
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

**	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2020

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

Signature	Title	Date

/s/ Gerald McMahon, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020
Gerald McMahon, Ph.D.

/s/ Georgia Erbez	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2020
Georgia Erbez

/s/ Luke Evnin, Ph.D.	Chairman of the Board of Directors	March 12, 2020
Luke Evnin, Ph.D.

/s/ Patrick Baeuerle, Ph.D.	Director	March 12, 2020
Patrick Baeuerle, Ph.D.

/s/ Mark Chin	Director	March 12, 2020
Mark Chin

/s/ Jonathan Drachman, M.D.	Director	March 12, 2020
Jonathan Drachman, M.D.

/s/ Julie Eastland	Director	March 12, 2020
Julie Eastland

/s/ Ron Hunt	Director	March 12, 2020
Ron Hunt

/s/ Scott Myers	Director	March 12, 2020
Scott Myers

HARPOON THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Harpoon Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Harpoon Therapeutics, Inc. (the Company), as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases in 2019.

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

Redwood City, California

March 12, 2020

HARPOON THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$88,736	$89,493
Short-term marketable securities	59,337	—
Prepaid expenses and other current assets	2,544	730
Total current assets	150,617	90,223
Property and equipment, net	11,383	2,998
Long-term marketable securities	7,056	—
Operating lease right-of-use asset	7,015	—
Tenant improvement allowance receivable	—	5,784
Other assets	533	3,575
Total assets	$176,604	$102,580
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable	2,594	4,357
Accrued liabilities	7,495	3,341
Deferred revenue, current	11,207	4,250
Operating lease liabilities, current	1,217	—
Total current liabilities	22,513	11,948
Deferred revenue, noncurrent	46,144	7,792
Operating lease liabilities, net of current portion	13,727	—
Other long-term liabilities	—	6,742
Total liabilities	82,384	26,482
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value; 10,000,000 shares and 82,000,000 shares authorized at December 31, 2019 and 2018, respectively; no shares and 16,618,448 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	129,577
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 150,000,000 shares and 114,000,000 shares authorized at December 31, 2019 and 2018, respectively; 24,904,848 shares and 1,383,221 shares issued and outstanding at December 31, 2019 and 2018, respectively	3	1
Additional paid-in capital	212,339	9,111
Accumulated other comprehensive income	41	—
Accumulated deficit	(118,163)	(62,591)
Total stockholders' equity (deficit)	94,220	(53,479)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$176,604	$102,580

The accompanying notes are an integral part of these financial statements.

HARPOON THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the year ended December 31,
	2019	2018	2017
Revenue
Collaboration and license revenue	$5,777	$4,750	$708
Total revenue	5,777	4,750	708
Operating expenses
Research and development	41,592	26,368	13,622
General and administrative	22,391	6,106	3,614
Total operating expenses	63,983	32,474	17,236
Loss from operations	(58,206)	(27,724)	(16,528)
Interest income	2,676	395	78
Interest expense	—	—	(285)
Other expense	(42)	(37)	(95)
Net loss	(55,572)	(27,366)	(16,830)
Other comprehensive loss:
Net unrealized gain on marketable securities	41	—	—
Comprehensive loss	$(55,531)	$(27,366)	$(16,830)
Net loss per share, basic and diluted	(2.56)	(25.65)	(18.81)
Weighted-average common shares used in computing net loss per share, basic and diluted	21,746,461	1,066,877	894,901

The accompanying notes are an integral part of these financial statements.

HARPOON THERAPEUTICS, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible				Additional	Note Receivable	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stockholder	Income/(Loss)	Deficit	(Deficit)
Balance at December 31, 2016	3,050,329	$14,926	821,844	$1	$7,978	$(28)	$—	$(18,395)	$(10,444)
Issuance of Series B convertible preferred stock at $6.39 per share, net of issuance costs of $271	3,128,541	19,729	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock at $6.39 per share upon extinguishment of 2016 Notes and 2017 Notes, net of issuance costs of $271	811,103	5,186	—	—	—	—	—	—	—
Capital transaction with a related party upon extinguishment of 2016 and 2017 Notes	—	—	—	—	(204)	—	—	—	(204)
Issuance of warrants related to 2017 Notes	—	—	—	—	144	—	—	—	144
Issuance of common stock for exercise of stock options	—	—	7,897	—	4	—	—	—	4
Issuance of common stock	—	—	3,050	—	2	—	—	—	2
Vesting of early exercised stock options	—	—	30,502	—	18	—	—	—	18
Stock-based compensation	—	—	—	—	367	—	—	—	367
Vesting of Founder's shares	—	—	85,001	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—		(16,830)	(16,830)
Balances at December 31, 2017	6,989,973	39,841	948,294	1	8,309	(28)	—	(35,225)	(26,943)
Issuance of Series B convertible preferred stock at $6.39 per share upon extinguishment of 2016 Notes and 2017 Notes, net of issuance costs of $8	3,128,540	19,992	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock at $10.77 per share, net of issuance costs of $256	6,499,935	69,744	—	—	—	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	125,533	—	122		—	—	122
Vesting of early exercised stock options	—	—	56,025	—	36	—	—	—	36
Stock-based compensation	—	—	—	—	644	28	—	—	672
Vesting of Founder's shares	—	—	81,567	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	(27,366)	(27,366)
Balances at December 31, 2018	16,618,448	129,577	1,211,419	1	9,111	—	—	(62,591)	(53,479)
Conversion of Series A, B, and C convertible preferred stock into common stock	(16,618,448)	(129,577)	16,618,448	1	129,575	—	—	—	129,576
Issuance of common stock upon exercise of warrants	—	—	563,043	—		—	—	—	—
Issuance of common stock upon initial public offering, net of offering costs of $10,122	—	—	5,769,201	1	70,646	—	—	—	70,647
Issuance of common stock for exercise of stock options	—	—	572,436	—	803	—	—	—	803
Vesting of early exercised stock options	—	—	93,336	—	133	—	—	—	133
Stock-based compensation	—	—	—	—	2,071	—	—	—	2,071
Vesting of Founder's shares	—	—	22,181	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(55,572)	(55,572)
Other comprehensive income	—	—	—	—	—	—	41	—	41
Balances at December 31, 2019	—	$—	24,850,064	$3	$212,339	$—	$41	$(118,163)	$94,220

The accompanying notes are an integral part of these financial statements.

HARPOON THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(55,572)	$(27,366)	$(16,830)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation expense	2,071	672	367
Depreciation and amortization	900	644	366
Non cash lease expense	1,202
Accrued interest on convertible notes payable	—	—	153
Net amortization of discounts on marketable securities	(541)	—	—
Amortization of debt discount	—	—	132
Changes in operating assets and liabilities
Prepaid expenses and other assets	(1,814)	(507)	335
Other assets	3,042	—	(138)
Accounts payable	(1,761)	2,555	804
Accrued liabilities	4,288	1,048	257
Deferred revenue	6,957	(4,250)	16,292
Operating lease liabilities	(15)	—	—
Deferred revenue, non current	38,352	—	—
Other long-term liabilities	—	78	(24)
Net cash (used in) provided by operating activities	(2,891)	(27,126)	1,714
Cash flows from investing activities
Purchases of property and equipment	(3,516)	(663)	(2,275)
Purchases of marketable securities	(141,816)	—	—
Proceeds from repayment of note receivable	—	—	6,750
Maturities of marketable securities	76,017	—	—
Net cash (used in) provided by investing activities	(69,315)	(663)	4,475
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of commissions	70,646	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	89,828	19,729
Proceeds from issuance of convertible notes, net of issuance costs	—	—	2,496
Proceeds from issuance of common stock upon exercise of stock options, net	803	158	22
Proceeds from issuance of common stock	—	—	2
Payments of deferred initial public offering costs	—	(1,660)	—
Net cash provided by financing activities	71,449	88,326	22,249
Net increase (decrease) in cash, cash equivalents, and restricted cash	(757)	60,537	28,438
Cash, cash equivalents, and restricted cash at beginning of period	89,960	29,423	985
Cash, cash equivalents, and restricted cash at end of period	$89,203	$89,960	$29,423
Supplemental disclosures of non-cash investing and financing information
Conversion of preferred stock to common stock and additional paid-in capital	$129,577	$—	$—
Issuance of Series B convertible preferred stock upon extinguishment of 2016 Notes and 2017 Notes	$—	$—	$5,186
Capital transaction with a related party upon extinguishment of Notes	$—	$—	$(204)
Purchases of property and equipment included in accounts payable	$(16)	$28	$—
Deferred initial public offering costs included in accounts payable and accrued liabilities	$—	$1,309	$78
Reclassification of employee stock liability to equity upon vesting	$133
Right-of-use asset obtained in exchange for lease obligation	$8,405	$—	$—
Modification of operating lease	$(188)	$—	$—
Tenant improvements provided by landlord	$5,784	$6,648	$—
Series C preferred stock issuance costs included in accounts payable and accrued liabilities	$—	$92	$—

The accompanying notes are an integral part of these financial statements.

HARPOON THERAPEUTICS, Inc.

Notes to the Financial Statements

1.	Organization

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

Liquidity

Since inception, the Company has incurred significant losses and has negative cash flows from operations. As of December 31, 2019, the Company had an accumulated deficit of $118.2 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of December 31, 2019, the Company had cash, cash equivalents, and marketable securities of $155.1 million, which is available to fund future operations. The Company believes that the proceeds from the IPO, along with the Company’s cash, cash equivalents and marketable securities as of December 31, 2019, provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of these financial statements. The Company will need to raise additional capital to support the completion of its research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of common stock, the fair value of stock options, the research period of the collaboration agreements with AbbVie Biotechnology Ltd., operating lease liabilities, income tax uncertainties and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

The Company maintained restricted cash of $0.5 million and $0.5 million as of December 31, 2019 and 2018, respectively. This amount is included within “Other assets” in the accompanying balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters entered into in August 2018 as discussed in Note 7.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	As of December 31,
	2019	2018	2017
	(in thousands)
Balance Sheets
Cash and cash equivalents	$88,736	$89,493	$29,423
Restricted cash (included in other assets)	467	467	—
Cash, cash equivalents and restricted cash in Statements of Cash Flows	$89,203	$89,960	$29,423

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

The Company periodically evaluates whether declines in the fair values of its marketable securities below their amortized cost are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the marketable security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and the Company’s strategy and intentions for holding the marketable security.

Concentration of Credit Risk

The Company is subject to credit risk from its portfolio of cash equivalents and marketable securities. The Company invests in money market funds through a major U.S. bank and is exposed to credit risk in the event of default by the financial institution to the extent of amounts recorded on the consolidated balance sheets. The Company invests in money market funds and investment grade short- to intermediate-term fixed income securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of the Company’s investment policy, in order of priority, are as follows: preservation of principal; liquidity of investments; fiduciary control of cash and investments; prevention of  inappropriate concentrations of investments; obtaining the best yields. The Company minimizes the amount of credit exposure by investing cash that is not required for immediate operating needs in money market funds and marketable securities.

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

The lease payments used to determine the Company’s operating lease assets may include lease incentives and stated rent increases and are recognized in the Company’s operating lease assets in the balance sheets. Operating lease liabilities are accreted over the term of the lease using the incremental borrowing rate and the associated expense is recorded to operating expenses in the statement of operations and comprehensive loss. The Company recognizes lease expenses on a straight-line basis over the lease term. Variable lease payments are recognized as the associated obligation is incurred.

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

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from upfront license fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. We recognize collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We will re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes.

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

Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations (i.e. research and development services) under these arrangements. Amounts due to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. Amounts recognized as revenue prior to receipt are recorded as contract assets included in prepaid expenses and other current assets on the balance sheet. If we expect to have an unconditional right to receive the consideration in the next twelve months, this will be classified in current assets.

Research and Development Expenses and Accrued Research and Development Costs

The Company expenses research and development costs as incurred. Research and development expenses consist of personnel costs for the Company’s research and product development employees. Also included are non-personnel costs such as professional fees payable to third parties for preclinical studies, clinical trials, research services, production of materials for clinical trials, laboratory supplies and equipment maintenance and depreciation, intellectual property licenses and other consulting costs.

The Company estimates preclinical and clinical study and research expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical studies, clinical trials and research services and manufacturing organizations in connection with the production of materials for clinical trials on its behalf. The Company estimates these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. The Company records the estimated costs of research and development activities based upon the estimated amount services provided but not yet invoiced, and includes these costs in development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service provides under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. Payments associated with licensing agreements to acquire exclusive license to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate future use are expensed as incurred.

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

Convertible Preferred Stock

The Company records all shares of convertible preferred stock at their respective fair values less issuance costs on the dates of issuance. The convertible preferred stock is recorded outside of stockholders’ equity (deficit) because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock will become redeemable at the option of the holders.

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

Deferred Offering Costs

At December 31, 2018, the Company had $3.0 million of deferred offering costs included in other assets on the balance sheet, consisting of legal, accounting and other fees and costs directly attributable to the IPO, which was completed in February 2019. The deferred offering costs were offset against the gross proceeds of the IPO in February 2019.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the accompanying financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

As described in “Recently Adopted Accounting Pronouncements” below, the Company early adopted ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606), ASU No. 2016-09, Stock Compensation—Improvements to Employee Share-Based Payment Accounting, ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, and ASU No. 2016-02, (Topic 842) Leases, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 (Topic 842), Leases (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company for the year ending December 31, 2020 and all interim periods thereafter. Effective January 1, 2019, the Company early adopted ASU No. 2016-02 using the alternative transition approach provided by ASU No. 2018-11. The Company elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. The Company also elected the short-term lease practical expedient, which allowed the Company to not recognize leases with a term of less than 12 months on the balance sheets. In addition, the Company elected the lease and non-lease components practical expedient, which allowed the Company to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $8.4 million and $15.1 million, respectively, on the balance sheets as of January 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s Tizona Lease and Cove Lease (see Note 7), discounted using the Company’s incremental borrowing rate as of January 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities, adjusted for the unamortized lease incentives received and the cumulative difference between rent expense and amounts paid under the Tizona Lease and Cove Lease. The adoption of ASU 2016-02 did not have a material impact on either the statement of operations or statement of cash flows for the year ended December 31, 2019.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19 and ASU 2019-04 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The amendments apply to entities which hold financial assets that are not accounted for at fair value through net income as well as loans, debt securities, accounts receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Topic 326 requires entities to record expected credit losses for certain financial instruments, including available-for-sale securities, as an allowance that reflect the entity’s current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment. Under ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, the effective date for ASU 2016-13 has been deferred for credit losses for SEC filers that are eligible as a smaller reporting company. As such, the amended effective date for ASU 2016-13 is January 1, 2023. The Company is currently evaluating the effect of the adoption of this guidance on its financial statements.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$29,450	$29,450	$—	$—
U.S. government agency securities	7,597	—	7,597	—
Short-term marketable securities
U.S. government treasuries	—	—	—	—
U.S. government securities	30,066	—	30,066	—
Corporate debt securities	15,552	—	15,552	—
U.S. government agency securities	13,719	—	13,719	—
Long-term marketable securities
Corporate debt securities	1,508	—	1,508	—
U.S. government securities	5,049	—	5,049	—
U.S. government agency securities	499	—	499	—
Total cash equivalents and marketable securities	$103,440	$29,450	$73,990	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$60,396	$60,396	$—	$—
Total cash equivalents	$60,396	$60,396	$—	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company has no Level 3 assets or liabilities as of December 31, 2019 or 2018. There were no transfers between Level 1 and Level 2 during the years ended December 31, 2019 and 2018.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of December 31, 2019 and 2018.

4.	Available-for-Sale Securities

All marketable securities were considered available-for-sale at December 31, 2019. The amortized cost, gross unrealized holding gains or losses and fair value of the Company’s marketable securities by major security type are summarized in the tables below:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
U.S. government agency securities	$7,597	—	—	$7,597
Money market funds	29,450	—	—	29,450
Total cash equivalents	37,047	—	—	37,047
Short-term marketable securities:
U.S. government treasuries	—	—	—	—
U.S. government agency securities	13,716	3	—	13,719
U.S. government securities	30,072	—	(6)	30,066
Corporate debt securities	15,509	43	—	15,552
Total short-term marketable securities	59,297	46	(6)	59,337
Long-term marketable securities:
U.S. government agency securities	499	—	—	499
U.S. government securities	5,045	4	—	5,049
Corporate debt securities	1,511	—	(3)	1,508
Total long-term marketable securities	7,055	4	(3)	7,056
Total	$103,399	$50	$(9)	$103,440

As of December 31, 2019, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2019. All marketable securities with unrealized losses at December 31, 2019 balance sheet date have been in a loss position for less than twelve months or the loss is not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2019	2018
	(in thousands)
Laboratory equipment	$3,757	$2,402
Furniture and fixtures	576	312
Computer equipment and software	91	32
Leasehold improvements	8,873	360
Construction in progress	—	906
	13,297	4,012
Less: Accumulated depreciation and amortization	(1,914)	(1,014)
Total property and equipment, net	$11,383	$2,998

Depreciation and amortization expense for property and equipment amounted to $1.6 million, $0.7 million and $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2019	2018
Accrued research and development	$3,893	$504
Accrued personnel costs	2,575	1,593
Accrued professional and consulting fees	684	333
Accrued offering costs	—	709
Other	343	202
Total accrued liabilities	$7,495	$3,341

6.	Convertible Notes

In May 2017, the outstanding principal balance of the Company’s convertible promissory notes issued in November 2016 (the “2016 Notes”) and January 2017 (the “2017 Notes”), and the then-outstanding balance of accrued interest, converted into 811,103 shares of the Company’s Series B convertible preferred stock in conjunction with the Series B preferred stock financing. The conversion of the 2016 Notes and the 2017 Notes into shares of Series B convertible preferred stock was accounted for as an extinguishment. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into shares of common stock.  The Company had no convertible preferred stock outstanding as of December 31, 2019.

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

Leases

In February 2017, the Company entered into an operating lease agreement with Tizona Therapeutics, Inc. (“Tizona Lease”) for its headquarters in South San Francisco, California. One member of the Board is also the Executive Chairman of Tizona and, as such, Tizona is deemed to be a related party. The lease term was for 36 months. The lease agreement included escalation clauses for increased rent over the lease term. In addition to rental payments, the lease required the Company to pay property taxes, insurance, maintenance and repair costs. Rent expense was recognized using the straight-line method over the term of the lease. The Company recorded a deferred rent liability calculated as the difference between rent expense and cash rental payments.

In June 2019, the Company entered into a sublease termination agreement with Tizona (the “Termination Agreement”) with the purpose of terminating the existing Tizona Lease. Under the Termination Agreement, the Company and Tizona agreed to terminate the obligations, liabilities and benefits under the Tizona Lease as of the reduced lease term date of July 31, 2019. In addition, the Company paid a termination fee of $0.4 million to Tizona in July of 2019. The Company is no longer a subtenant to Tizona under the Tizona Lease as of December 31, 2019. As such, there is no operating lease liability or operating lease right-of-use asset balance related to this lease as of December 31, 2019.

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease has an initial term of eight years, beginning on the lease commencement date, with an option to extend the lease for an additional period of eight years. The lease commencement date was July 1, 2019 at which time the Company took occupancy. Pursuant to the terms of the lease, the Company is entitled to a tenant improvement allowance of approximately $5.2 million with the option for an additional tenant improvement allowance of approximately $1.4 million. The additional tenant improvement allowance of $1.4 million, which was exercised in December 2018, is treated as a loan from the landlord and is expected to be paid back (including interest) by the Company through additional rental payments. As of December 31, 2019, the full tenant improvement allowance of $6.6 million was utilized under this lease, which was recorded as leasehold improvements and a reduction to the tenant improvement allowance receivable on the balance sheet.

The Cove Lease includes an option to renew, exercisable at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of December 31, 2019, the Company has not determined whether it will exercise its option to extend the lease term.  Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. The Cove Lease qualifies as an operating lease. The following table summarizes the presentation in the Company’s condensed balance sheets of its operating lease (in thousands):

As of December 31, 2019
Assets:
Operating lease right-of-use assets	$7,015
Liabilities
Operating lease liabilities	$1,217
Operating lease liabilities, net of current portion	13,727
Total operating lease liabilities	$14,944

The Company incurred $0.4 million, $0.2 million and $0.2 million in variable lease costs for each of the years ended December 31, 2019, 2018 and 2017, respectively.

Future minimum lease payments under the Cove Lease as of December 31, 2019 are as follows (in thousands):

As of December 31, 2019	Operating Lease Commitments
2020	$2,487
2021	2,566
2022	2,647
2023	2,731
2024	2,817
Thereafter	7,433
Total future minimum lease payments	20,681
Less: Present value adjustment for minimum lease commitments	(5,737)
Total	$14,944

As of December 31, 2019, the weighted average remaining lease term was 7.50 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.95%.

Rent expense was $2.5 million $1.2 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of the right-of-use lease assets was $1.2 million, zero and zero for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Development and Option with AbbVie

On November 20, 2019, the Company entered into a Development and Option Agreement with AbbVie in connection with the Company’s HPN217 program, which targets B cell maturation antigen, BCMA. Pursuant to such agreement, the Company granted to AbbVie an option to a worldwide, exclusive license under the Company’s patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA, or HPN217 Products. Under the Development and Option Agreement, the Company filed an IND for HPN217, and will conduct clinical development activities pursuant to a mutually agreed development plan, including conducting a Phase 1/2 clinical trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to take a worldwide, exclusive license to such HPN217 program.

Under the Development and Option Agreement, AbbVie may exercise its license option at any time during a period commencing on the effective date of the agreement and expiring after a specified period following delivery by the Company of a specified data package arising from the first Phase 1/2 trial for the HPN217 Product. Following AbbVie’s exercise of its option, and except for completion of certain development activities by the Company under the development plan, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of HPN217 Products. AbbVie is required to use commercially reasonable efforts to develop and obtain regulatory approval for one HPN217 Product, for at least one indication, for use in each of the United States and specified European markets.

Upon execution of the Development and Option Agreement, the Company received an upfront payment of $30.0 million.  Additionally, AbbVie is expected to pay a development milestone payment of up to $50.0 million as a result of dosing the first patient in the Phase 1/2 clinical trial of HPN217 within a specified time period, which the Company expects to occur in the first half of 2020.

If AbbVie exercises its option, AbbVie will pay the Company an option exercise fee of $200.0 million. Following option exercise, AbbVie will be required to make further payments to the Company of up to $230.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for HPN217 Products. The Company will also receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of HPN217 Products at percentages ranging from the high single digits to the very low double digits, subject to specified offsets and reductions. Royalties will be payable under the Development and Option Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each HPN217 Product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country, or ten years following first commercial sale of such HPN217 Product in such country.

The Development and Option Agreement will terminate upon the date of the expiration of all AbbVie’s royalty payment obligations in all countries, or upon expiration of the license option period and the failure of AbbVie to exercise its license option. The Development and Option Agreement may be terminated by either party immediately for the insolvency of the other party or on 90 days’ written notice for an uncured material breach of the Development and Option Agreement by the other party. AbbVie may also terminate the Development and Option Agreement in its entirety or on a country-by-country basis for any reason on 90 days’ written notice to the Company.

The Company assessed the Development and Option Agreement in accordance with Topic 606 and concluded that AbbVie is a customer under this agreement. The Company identified the following performance obligation at the inception of the Development and Option Agreement consisting of the initial development activities.

The Company evaluated AbbVie’s option to obtain a worldwide exclusive license for HPN217 to determine whether it provides AbbVie with any material rights. The Company concluded that the options were not issued at a significant and incremental discount, and therefore do not provide material rights.  As such, the option is excluded as a performance obligation at the outset of the arrangement.

At the inception of the agreement, the transaction price included the $30.0 million up-front consideration received in December 2019 and a development milestone of up to $50.0 million to be received upon dosing of the first patient in the HPN217 Phase 1/2 clinical trial within a specified time period, for a total transaction price of $80.0 million. The Company has determined that achieving this milestone is probable such that a significant reversal of cumulative revenue would not occur for the $50.0 million development milestone. The remaining development, commercialization, and sales milestones along with sales-based royalties were not included in the transaction price, as these milestone amounts were fully constrained on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The transaction price of $80.0 million, was all allocated to a single unit of accounting. The initial development activities are considered a single unit of accounting. The Company recognizes revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition.

The Company recognized $1.7 million of revenue for the year ended December 31, 2019, of which $1.1 million was recognized as a contract asset, included in prepaid expenses and other current assets on the balance sheet, related to the amount of revenue recognized prior to the receipt of the $50.0 million development milestone noted above. As of December 31, 2019, the Company has recorded $29.3 million in deferred revenue, of which $23.8 million is classified as long-term and $5.6 million as short-term deferred revenue, in the accompanying balance sheet.

As of December 31, 2019, the Company will recognize royalty revenue in the period of sale of the related products, if any, based on the underlying contract terms. No such amounts were recognized during the year ended December 31, 2019.

Amended and Restated Discovery Collaboration Agreement with AbbVie

On November 20, 2019, the Company entered into an Amended and Restated Discovery Collaboration and License Agreement, or the Restated Collaboration Agreement, with AbbVie, which agreement amends and restates the Discovery Collaboration and License Agreement entered into between the Company and AbbVie, dated October 10, 2017 and amended April 3, 2019, or the Original Collaboration Agreement.  Pursuant to the Original Collaboration Agreement, the Company granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporate our proprietary TriTAC technology together with soluble TCRs provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Original Collaboration Agreement, AbbVie was allowed to designate up to two targets, which it selected in 2017 and 2019, respectively. Pursuant to the Restated Collaboration Agreement, the worldwide, exclusive license granted to AbbVie under the Original Collaboration Agreement to develop and commercialize products that incorporate our proprietary Tri-specific T-cell Activating Construct, or TriTAC, platform technology together with soluble T cell receptors, or TCRs, provided by AbbVie has been expanded to cover products that incorporate antibodies provided by AbbVie or by us. The expansion of the collaboration also allows AbbVie to designate up to six additional targets, selected during a specified period following the effective date, to be the subject of activities under the collaboration. During a period of up to four years following the date of AbbVie’s designation of each target for the products, and confirmation of target availability, the Company and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising our proprietary TriTAC technology, in conjunction with the soluble TCR or antibody sequences directed at the agreed upon targets of interest. The Company may not, including through any third party, develop or commercialize any competing product that binds to any of the included targets. As was the case under the Original Collaboration Agreement, following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed in each Major Market (as defined in the Restated Collaboration Agreement).

In addition to the upfront payment of $17 million already paid under the Original Collaboration Agreement, under the Restated Collaboration Agreement, the Company received an upfront payment of $20 million for AbbVie’s right to select two additional targets and an option to select up to four further targets. AbbVie will be required to make payments to the Company, upon target selection, of $10 million for each target, up to four further targets selected by AbbVie. For each of the up to eight targets selected, the Company will receive up to $300 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for licensed products indicated for human therapeutic or prophylactic use, totaling up to $2.4 billion in the aggregate, if such licensed products are successfully progressed against all-included targets and indications. The Company will also be eligible to receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of licensed products at percentages in the mid-single digits, subject to specified offsets and reductions. Royalties will be payable under the Restated Collaboration Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country or ten years following first commercial sale of such product in such country.  If licensed products are developed and commercialized for diagnostic or veterinary use, or certain screening or monitoring uses, the parties have agreed to negotiate an appropriate reduction in the economic terms applicable to such non-therapeutic and prophylactic applications.

The Restated Collaboration Agreement will terminate upon the date of the expiration of all AbbVie’s royalty payment obligations in all countries.  The Restated Collaboration Agreement may be terminated by either party immediately for the insolvency of the other party or on 90 days’ written notice for an uncured material breach of such agreement by the other party.  AbbVie may also terminate the Restated Collaboration Agreement in its entirety or on a target-by-target or country-by-country basis for any reason on 30 days’ written notice to the Company. In addition, AbbVie may terminate the Restated Collaboration Agreement immediately in its entirety or on a target-by-target basis if AbbVie considers in good faith that there has been a failure of the discovery or development efforts with respect to such target, or that further development or commercialization of products directed to such target is not advisable as a result of a serious safety issue.

The Company assessed the Collaboration and Restated Collaboration Agreement in accordance with Topic 606 and concluded that AbbVie is a customer under both agreements. The Company concluded that there are multiple promises under both the Collaboration and Restated Collaboration Agreement which include (1) research and development activities; (2) regulatory documentation and know-how; and (3) the license to the related technology. The Company combined these promises into a single performance obligation, as the Company is obliged to render specialized services for the research program, and other promises have either no significant value or are not distinct. The Company estimates that the $17.0 million upfront payment under the Original Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition.

At the inception of the Original Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the two initial targets. The Company has evaluated the transaction price and has determined $17.0 million is still appropriate as of December 31, 2019.  For the year ended December 31, 2019 and 2018, $4.0 million and $4.3 million of revenue has been recognized in the accompanying statement of operations and comprehensive loss, respectively.

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019.  The Company allocates $10.0 million to each additional target selected. The company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of December 31, 2019, AbbVie has not yet selected a target under the Restated Collaboration Agreement, as such, no revenue was recognized and the upfront payment of $20.0 million is recorded as deferred revenue as of December 31, 2019.

As of December 31, 2019, the Company has recorded $28.0 million in deferred revenue, of which $22.4 million is classified as long-term and $5.6 million as short-term deferred revenue, in the accompanying balance sheet.

The Company determined that future contingent payments that may be received related to development and regulatory milestones under the Restated Collaboration Agreement are based on the performance of AbbVie and are constrained due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur, as their achievement is highly dependent on the successful completion of the research activities. Accordingly, revenue for the achievement of these milestones will be recognized in the period that it is deemed probable that the milestone will be achieved. Any consideration related to commercialization and sales milestones, and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to AbbVie and have been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

As of December 31, 2019, the Company has not recognized or earned any milestone payments under the Original Collaboration and Restated Collaboration Agreement. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized during the year ended December 31, 2019.

License Agreement with Werewolf Therapeutics, Inc.

In March 2018, the Company entered into an assignment and license agreement (the “Werewolf Agreement”) with Werewolf Therapeutics, Inc. (“Werewolf”). Werewolf is affiliated with a holder of more than 5% of the Company’s capital stock, and one member of the Board was, at the time, also the interim Chief Executive Officer of Werewolf and as such, Werewolf was deemed to be a related party. Pursuant to the Werewolf Agreement, the Company assigned certain patents and granted to Werewolf a non-exclusive, royalty-bearing, sublicensable license under certain other patents. In addition, Werewolf assigned certain patents to the Company. Under the Werewolf Agreement, the Company received an upfront fee of $0.5 million. If Werewolf commercializes products covered by the licensed patents, then beginning on the first sale of such products, the Company will be eligible to receive a royalty on net sales of such products by Werewolf, its affiliates and licensees at a percentage in the low single digits, subject to a minimum annual royalty payment at an amount in the low hundreds of thousands of dollars.

The Company assessed the Werewolf Agreement in accordance with Topic 606 and concluded that Werewolf is a customer, and there is only one promise and a performance obligation to deliver intellectual property license. The upfront fee of $0.5 million was recognized upfront during the year ended December 31, 2018 upon delivery of the license to Werewolf and royalties on net sales will be recognized when the underlying sales occur.

On December 20, 2019, the Company and Werewolf amended the Werewolf Agreement by entering into a Second Amended and Restated Assignment and License Agreement (the “Amended Werewolf Agreement”) to include the grant to Werewolf of an exclusive, royalty-bearing, sublicensable license under certain patents owned by the Company and relating to certain proteins, to make, use, and commercialize products that are covered by such patents in the field of molecules comprising a certain protein.  This license provides Werewolf with certain rights to enforce and defend these licensed patents.  If Werewolf commercializes products covered by these licensed patents, then beginning on the first sale of such products, Werewolf will be obligated to pay to the Company a royalty on net sales of such products by Werewolf, its affiliates and licensees at a percentage in the low single digits, and this royalty cannot be added to any other royalty owed to the Company under the Amended Werewolf Agreement.  In addition, each party granted to the other a non-exclusive, royalty-free, sublicensable, perpetual license under certain other patents relating to a certain binding domain of a certain protein, to make, use, and commercialize products that are covered by such patents in a field defined by a certain type of molecule for each party.  The Amended Werewolf Agreement also includes a mutual release of claims regarding certain patent prosecution matters.

No royalty revenue was recognized under the Werewolf Agreement during the year ended December 31, 2019 or 2018.

Collaboration and License Revenue

For the years ended December 31, 2019, 2018 and 2017, collaboration and license revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

Collaboration and License Revenue	2019	2018	2017
AbbVie Restated Collaboration Agreement	$4,039	$4,250	$708
AbbVie Development and Option Agreement	1,738	—	—
Werewolf License Agreement	—	500	—
Total collaboration and license revenue	$5,777	$4,750	$708

9.	Convertible Preferred Stock

In May 2017, the Company entered into a Series B Preferred Stock Purchase Agreement (the “Series B Agreement”), pursuant to which the Company issued 3,128,540 shares of its Series B convertible preferred stock at a purchase price of $6.39 per share for net proceeds of $19.7 million, of which $7.5 million was sold to related party investors of the Company. In addition, as discussed in Note 6, the Company issued an aggregate of 811,103 shares of Series B convertible preferred stock upon the extinguishment of the 2016 Notes and the 2017 Notes in an aggregate of $5.2 million.

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

On the completion of the IPO (see Note 1), all outstanding shares of convertible preferred stock were automatically converted into 16,618,448 shares of common stock. As of December 31, 2019, the Company did not have any convertible preferred stock issued or outstanding.

10.	Equity

Stock Incentive Plans

2019 Equity Incentive Plan

The board of directors adopted, and the Company’s stockholders approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) in January 2019, which became effective as of immediately prior to the execution of the underwriting agreement for the Company’s  IPO in February 2019, after which, no further grants were made under the Company’s 2015 Plan. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2019 Plan is 5,656,381, which is the sum of (1) 2,200,000 shares plus (2) the number of shares reserved, and remaining available for issuance, under our 2015 Plan at the time our 2019 Plan became effective and (3) the number of shares subject to stock options or other stock awards granted under our 2015 Plan that would have otherwise returned to our 2015 Plan (such as upon the expiration or termination of a stock award prior to vesting. The number of shares of our common stock reserved for issuance under our 2019 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2029, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. The maximum number of shares that may be issued upon the exercise of incentive stock options under our 2019 Plan is 8,000,000 shares.

2015 Equity Incentive Plan

In 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provided for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Board and consultants of the Company under terms and provisions established by the Board. Under the terms of the 2015 Plan, options may have been granted at an exercise price not less than fair market value. The Company generally grants stock-based awards with service conditions only. Options granted typically vest over a four-year period but may be granted with different vesting terms. In January 2019, the Company’s board of directors adopted and stockholders approved the Company’s 2019 Plan (noted above), which became effective immediately prior to the execution of the underwriting agreement for the Company’s IPO in February 2019, at which point the 2015 Plan was terminated and no further grants were made under the Company’s 2015 Plan. However, all outstanding stock awards granted pursuant to the 2015 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock award.

Stock Option Activity

The following summarizes option activity under the 2019 Plan and the 2015 Plan:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2017	1,791,299	1.13	9.24	881
Options granted	1,762,147	2.06
Options exercised	(198,943)	1.35
Options cancelled	(30,515)	1.29
Balance as of December 31, 2018	3,323,988	1.61	9.07	1,675
Options granted	322,412	13.21
Options exercised	(572,436)	1.40
Options cancelled	(88,864)	1.89
Balance as of December 31, 2019	2,985,100	2.89	8.27	35,509
Vested and expected to vest as of December 31, 2019	2,985,100	2.89	8.27	35,509
Exercisable as of December 31, 2019	881,790	1.80	7.69	11,456

As of December 31, 2019, 2,098,843 shares were reserved by the Company to grant under the 2019 Plan. The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock, as determined by the Board of Directors. The intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017 was $7.6 million, $0.1 million, and zero, respectively. There is no future tax benefit related to options exercised, as the Company has accumulated net operating losses at December 31, 2019, 2018 and 2017.

During the years ended December 31, 2019, 2018 and 2017, the estimated weighted-average grant-date fair value of the employee options vested was $0.97, $0.81, and $0.72 per share, respectively, and the estimated weighted-average grant-date fair value of employee options granted was $9.26, $1.41, and $0.92 per share, respectively.

Stock-Based Compensation

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (years)	5.86	6.06	6.33
Expected volatility	77.71%	76.08%	73.39%
Risk-free interest rate	2.17%	2.89%	2.03%
Expected dividend	0%	0%	0%

Prior to our IPO in February 2019, and due to no public market for the Company’s common stock, the fair value of the shares of common stock underlying stock options has historically been determined by the Board based on the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including important developments in the Company’s operations, valuations performed by an independent third party, sales of convertible preferred stock, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common stock, among other factors. Subsequent to the completion of our IPO, the fair value of common stock underlying stock option is based on the closing price of our common stock as reported on the date of grant on the primary stock exchange on which our common stock is traded.

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

Expected Volatility— The Company uses an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company does not have sufficient trading history for its common stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Total stock-based compensation was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$656	$325	$145
General and administrative	1,415	347	222
Total stock-based compensation	$2,071	$672	$367

Stock-based compensation related to non-employee awards, which is included in the table above, was $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

In addition to the stock-based compensation expense showing in the above table, as of December 31, 2019, there is an additional $3.9 million of unrecognized stock-based compensation related to unvested stock options that is expected to be recognized over a weighted-average period of 2.7 years.

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

Year Ended December 31,
2019
Expected term (years)	0.5
Expected volatility	64.23%
Risk-free interest rate	1.80%
Expected dividend	0%

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

A summary of restricted stock activity is shown in the below table:

Number of
of Restricted
Stock Outstanding
Restricted shares- December 31, 2017	113,157
Restricted stock awards vested	(81,623)
Unvested shares repurchased	(9,356)
Restricted shares- December 31, 2018	22,178
Restricted stock awards vested	(22,178)
Unvested shares repurchased	—
Restricted shares- December 31, 2019	—

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The shares related to early exercised stock options are subject to our lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the repurchase right lapses. As of December 31, 2019 and 2018, there was $55,000 and $188,000, respectively, recorded in other current liabilities relating to shares subject to repurchase. For accounting purposes, unvested early exercised shares are not considered issued and outstanding until the awards vest. As a result of early exercises under the 2015 Plan, 56,211, and 149,565 shares had not vested and were subject to repurchase as of December 31, 2019 and 2018, respectively.

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

11.	Income Taxes

	December 31,
	2019	2018
Computed expected tax benefit (at federal statutory income tax rate of 21%)	$(11,584)	$(5,747)
State tax	(4,599)	(2,686)
Stock compensation	(490)	87
Tax credits	587	1,802
Change in valuation allowance	16,059	6,497
Other	27	47
Federal rate change (pursuant to the Tax Act)	—	—
Total provision for income taxes	$—	$—

Since inception, the Company has only generated pretax losses. For the years ended December 31, 2019 and 2018, the Company recorded no provision for income taxes due to the losses incurred. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$26,730	$10,351
Stock-based compensation	368	91
Deferred revenue	2,239	3,370
Tax credits	—	—
Lease liability	4,190	—
Other	674	469
Total deferred tax assets	34,201	14,281
Less: valuation allowance	(32,113)	(14,173)
Net deferred tax assets	2,088	108
Fixed assets	(125)	(108)
Right-of-use asset	(1,963)	—
Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $17.9 million and $6.5 million during the years ended December 31, 2019 and 2018.

The Company has net operating carryforwards for federal and California income tax purposes of approximately $190.9 million and $74.0 million as of December 31, 2019 and 2018. The federal net operating loss carryforwards of $23.1 million, if not utilized, will expire beginning in 2035 and $72.5 million is carryforward indefinitely with the yearly net operating loss utilization limited to 80 percent of taxable income. The state net operating loss carryforwards of $95.3 million, if not utilized, will expire beginning in 2035.

The Company has research and development credit carryforwards for federal and California income tax purposes of approximately $6.4 million and $3.8 million as of December 31, 2019 and 2018.  The federal credit carryforwards of $3.9 million, if not utilized, will expire beginning in 2035. The state credit carryforwards indefinitely.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Unrecognized tax benefits at January 1	$3,438	$422	$197
Additions for tax positions taken in the current year	2,656	3,016	225
Reductions for tax positions taken in the prior year	(250)	—	—
Unrecognized tax benefits at December 31	$5,844	$3,438	$422

The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. Interest and penalties have not been accrued for 2019, 2018 and 2017.

The Company files income tax returns in the United States and California. The years 2015 through 2019 remain open to U.S. federal and state examination to the extent of the utilization of net operating loss and credit carryovers. As of December 31, 2019, the Company is not under examination by the Internal Revenue Services or any state tax jurisdiction.

12.	Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2019	2018	2017
Convertible preferred stock (as converted)	—	16,618,448	6,989,973
Common stock options issued and outstanding	2,985,100	3,323,988	1,791,299
ESPP shares issuable and outstanding	11,523	—	—
Restricted Stock subject to future vesting	—	22,178	113,157
Early exercised stock options subject to future vesting	56,211	149,565	132,180
Warrants to purchase shares of common stock	—	565,270	565,270
Total	3,052,834	20,679,449	9,591,879

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	As of December 31,
	2019	2018	2017
Net loss	(55,572)	(27,366)	(16,830)
Weighted-average shares used to compute basic and diluted net loss per share	21,746,461	1,066,877	894,901
Basic and diluted net loss per common share	(2.56)	(25.65)	(18.81)

13. Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Statement of operations data:
Revenue
Collaboration and license revenue	$1,063	$1,063	$1,417	$2,234
Total revenue	1,063	1,063	1,417	2,234
Operating expenses
Research and development	9,382	9,971	9,533	12,706
General and administrative	5,832	3,734	8,493	4,333
Total operating expenses	15,214	13,705	18,026	17,039
Loss from operations	(14,151)	(12,642)	(16,609)	(14,805)
Interest income	576	840	728	532
Other expense	(4)	(15)	(26)	4
Net loss	$(13,579)	$(11,817)	$(15,907)	$(14,269)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	26	84	(25)	(42)
Comprehensive loss	$(13,553)	$(11,733)	$(15,932)	$(14,311)
Net loss per share, basic and diluted	(1.01)	(0.49)	(0.65)	(0.58)
Weighted-average common shares used in computing net loss per share, basic and diluted	13,475,222	24,294,211	24,457,402	24,606,894

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Statement of operations data:
Revenue
Collaboration and license revenue	$1,561	$1,063	$1,063	$1,063
Total revenue	1,561	1,063	1,063	1,063
Operating expenses
Research and development	5,533	6,151	5,967	8,717
General and administrative	982	967	1,942	2,215
Total operating expenses	6,515	7,118	7,909	10,932
Loss from operations	(4,954)	(6,055)	(6,846)	(9,869)
Interest income	73	66	108	148
Other expense	(2)	(5)	(22)	(8)
Net loss	$(4,883)	$(5,994)	$(6,761)	$(9,729)
Net loss per share, basic and diluted	(5.04)	(5.89)	(6.23)	(8.15)
Weighted-average common shares used in computing net loss per share, basic and diluted	969,235	1,017,336	1,084,477	1,193,797