Form 10-Q
period 2020-03-31
Harpoon Therapeutics, Inc.
filed 2020-05-06
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-38800

Harpoon Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3458693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Oyster Point Blvd, Suite 131

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

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of April 30, 2020 was 24,997,916.

HARPOON THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

•	our ability to enter into strategic arrangements and/or collaborations and the potential benefits of such arrangements;
•	our ability to retain the continued service of our key executives and to identify, hire and retain additional qualified professionals;
•	our estimates regarding the market opportunity for our product candidates;
•	our estimates regarding expenses, capital requirements and needs for additional financing and our ability to obtain additional capital;
•	our financial performance; and
•	the potential effects of the COVID-19 pandemic on our business and operations, results of operations and financial performance; and
•	developments relating to our competitors and our industry, including competing therapies.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARPOON THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$36,168	$88,736
Short-term marketable securities	86,929	59,337
Prepaid expenses and other current assets	5,600	2,544
Total current assets	128,697	150,617
Property and equipment, net	10,976	11,383
Long-term marketable securities	15,143	7,056
Operating lease right-of-use asset	6,917	7,015
Other assets	763	533
Total assets	$162,496	$176,604
Liabilities and stockholders' equity
Current liabilities
Accounts payable	1,545	2,594
Accrued liabilities	7,131	7,495
Deferred revenue, current	13,874	11,207
Operating lease liabilities, current	1,264	1,217
Total current liabilities	23,814	22,513
Deferred revenue, noncurrent	41,994	46,144
Operating lease liabilities, net of current portion	13,394	13,727
Total liabilities	79,202	82,384
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2020 and December 31, 2019; 24,938,574 shares and 24,850,064 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	213,535	212,339
Accumulated other comprehensive income	471	41
Accumulated deficit	(130,715)	(118,163)
Total stockholders' equity	83,294	94,220
Total liabilities and stockholders' equity	$162,496	$176,604

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue
Collaboration and license revenue	$3,297	$1,063
Total revenue	3,297	1,063
Operating expenses
Research and development	12,519	9,382
General and administrative	3,913	5,832
Total operating expenses	16,432	15,214
Loss from operations	(13,135)	(14,151)
Interest income	584	576
Other expense	(1)	(4)
Net loss	(12,552)	(13,579)
Other comprehensive loss:
Net unrealized gain on marketable securities	430	26
Comprehensive loss	$(12,122)	$(13,553)
Net loss per share, basic and diluted	$(0.51)	$(0.92)
Weighted-average common shares used in computing net loss per share, basic and diluted	24,825,367	14,750,260

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share data)

	Convertible				Additional	Note Receivable	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stockholder	Income	Deficit	Equity
Balances at December 31, 2019	—	$—	24,850,064	$3	$212,339	$—	$41	$(118,163)	$94,220
Issuance of common stock under equity incentive plans including exercise of stock options	—	—	76,619	—	340	—	—	—	340
Vesting of early exercised stock options	—	—	11,891	—	9	—	—	—	9
Stock-based compensation	—	—	—	—	847	—	—	—	847
Net loss	—	—	—	—	—	—	—	(12,552)	(12,552)
Other comprehensive income	—	—	—	—	—	—	430		430
Balances at March 31, 2020	—	$—	24,938,574	$3	$213,535	$—	$471	$(130,715)	$83,294

	Convertible				Additional	Note Receivable	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stockholder	Income	Deficit	Equity (Deficit)
Balances at December 31, 2018	16,618,448	$129,577	1,211,419	$1	$9,111	$—	—	$(62,591)	$(53,479)
Conversion of Series A, B, and C convertible preferred stock into common stock	(16,618,448)	(129,577)	16,618,448	1	129,575	—	—	—	129,576
Issuance of common stock upon exercise of warrants	—	—	563,043	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of offering costs of $10,122	—	—	5,769,201	1	70,646	—	—	—	70,647
Issuance of common stock for exercise of stock options	—	—	18,036	—	25	—	—	—	25
Vesting of early exercised stock options	—	—	11,900	—	9	—	—	—	9
Stock-based compensation	—	—	—	—	369	—	—	—	369
Vesting of Founder's shares	—	—	16,302	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(13,579)	(13,579)
Other comprehensive income	—	—	—	—	—	—	26		26
Balances at March 31, 2019	—	$—	24,208,349	$3	$209,735	$—	$26	$(76,170)	$133,594

HARPOON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(12,552)	$(13,579)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	847	369
Depreciation and amortization	503	297
Non cash lease expense	98	288
Net amortization of discounts on marketable securities	60	(45)
Changes in operating assets and liabilities
Prepaid expenses and other assets	(3,055)	(1,350)
Other assets	12	2,969
Accounts payable	(1,090)	(771)
Accrued liabilities	(573)	323
Deferred revenue	2,668	(1,063)
Operating lease liabilities	(285)	137
Deferred revenue, non current	(4,150)	—
Net cash used in operating activities	(17,517)	(12,425)
Cash flows from investing activities
Purchases of property and equipment	(5)	(72)
Purchases of marketable securities	(46,503)	(51,577)
Proceeds from repayment of note receivable	—
Maturities of marketable securities	11,192	—
Net cash used in investing activities	(35,316)	(51,649)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of commissions	—	70,473
Deferred offering costs	(75)	—
Proceeds from issuance of common stock upon exercise of stock options, net	340	34
Net cash provided by financing activities	265	70,507
Net increase (decrease) in cash, cash equivalents, and restricted cash	(52,568)	6,433
Cash, cash equivalents, and restricted cash at beginning of period	89,203	89,960
Cash, cash equivalents, and restricted cash at end of period	$36,635	$96,393
Supplemental disclosures of non-cash investing and financing information
Conversion of preferred stock to common stock and additional paid-in capital	$—	$129,577
Purchases of property and equipment included in accrued liabilities	$90	$23
Reclassification of employee stock liability to equity upon vesting	$9	$—
Deferred offering costs included in accounts payable and accrued liabilities	$167	$—
Purchases of property and equipment included in accounts payable	$—	$23
Right-of-use asset obtained in exchange for lease obligation	$—	$8,404
Tenant improvements provided by landlord	$—	$2,706
Initial public offering costs included in accounts payable	$—	$174

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

Initial Public Offering

On February 7, 2019, the Company’s registration statement on Form S-1 relating to its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) and shares of its common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on February 8, 2019. The public offering price of the shares sold in the IPO was $14.00 per share. The IPO closed in February 2019, pursuant to which the Company sold 5,769,201 shares of common stock, for gross proceeds of approximately $80.8 million, including the exercise in part of the underwriters’ option to purchase additional shares.  The Company received net proceeds from the IPO of approximately $70.7 million, after underwriting discounts, commissions and offering costs.

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

Liquidity

Since inception, the Company has incurred significant losses and has negative cash flows from operations. As of March 31, 2020, the Company had an accumulated deficit of $130.7 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of March 31, 2020, the Company had cash, cash equivalents, and marketable securities of $138.2 million, which is available to fund future operations. The Company believes as of March 31, 2020, funding from collaborations and partners along with the Company’s cash and cash equivalents, and marketable securities, provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying condensed financial statements. The Company will need to raise additional capital to support the completion of its research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates.

The pandemic caused by an outbreak of a novel strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in national and global economic disruption and may adversely affect the Company’s business. The Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, industry, and workforce.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of SEC Regulation S-X for interim financial information.

The accompanying unaudited condensed financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 12, 2020 (the "2019 Annual Report on Form 10-K"). The condensed Balance Sheet as of December 31, 2019 was derived from the audited annual financial statements as of the period then ended. Certain information and footnote disclosures typically included in the Company's audited financial statements have been condensed or omitted. The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. The accompanying unaudited condensed financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the three months ended March 31, 2020, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2019 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 2, "Summary of Significant Accounting Policies," to the Company’s audited financial statements included in the 2019 Annual Report on Form 10-K which have been prepared in accordance with GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed financial statements include, but are not limited to, the fair value of stock options, the research period of the collaboration agreements with AbbVie Biotechnology Ltd., (“AbbVie”), operating lease liabilities, income tax uncertainties and certain accruals. The Company is uncertain as to what effect the pandemic will have on its financial condition, liquidity, and future results of operations.  Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce.  Given the daily evolution of the COVID-19 pandemic and the response to curb its spread, currently the Company is not able to estimate the effects of the COVID-19 pandemic to its results of operations, financial condition, or liquidity. The impact of the Company’s business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or mitigate its impact.

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

The Company maintained restricted cash of $0.5 million for both periods ended as of March 31, 2020 and December 31, 2019, respectively. This amount as of March 31, 2020 and December 31, 2019 is included within “Other assets” in the accompanying balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters entered into in August 2018 as discussed in Note 6.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	As of
	March 31, 2020	December 31, 2019	March 31, 2019
	(in thousands)
Balance Sheets
Cash and cash equivalents	$36,168	$88,736	$95,926
Restricted cash (included in other assets)	467	467	467
Cash, cash equivalents and restricted cash in Statements of Cash Flows	$36,635	$89,203	$96,393

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

Concentration of Credit Risk

The Company is subject to credit risk from its portfolio of cash equivalents and marketable securities. The Company invests in money market funds through a major U.S. bank and is exposed to credit risk in the event of default by the financial institution to the extent of amounts recorded on the consolidated balance sheets. The Company invests in money market funds and investment grade short- to intermediate-term fixed income securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of the Company’s investment policy, in order of priority, are as follows: preservation of principal, liquidity of investments, fiduciary control of cash and investments, prevention of inappropriate concentrations of investments, and obtaining the best yields. The Company minimizes the amount of credit exposure by investing cash that is not required for immediate operating needs in money market funds and marketable securities.

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

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from upfront license fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. The Company will re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes.

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

Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations (i.e. research and development services) under these arrangements. Amounts due to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. Amounts recognized as revenue prior to receipt are recorded as contract assets included in prepaid expenses and other current assets on the Company’s balance sheet. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, this will be classified in current assets.

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

Stock-Based Compensation

The Company maintains a stock-based compensation plan as a long-term incentive for employees, consultants and members of the Company’s board of directors (the “Board”). The plan allows for the issuance of non-statutory options (“NSOs”) and incentive stock options to employees and NSOs to non-employees.

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

Cares Act

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes modifications to the limitation on business interest expense and net operating loss provisions and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company does not expect the CARES Act to have a material impact on the Company’s financial statements.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19 and ASU 2019-04 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The amendments apply to entities which hold financial assets that are not accounted for at fair value through net income as well as loans, debt securities, accounts receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Topic 326 requires entities to record expected credit losses for certain financial instruments, including available-for-sale securities, as an allowance that reflect the entity’s current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment. Under ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, the effective date for ASU 2016-13 has been deferred for credit losses for SEC filers that are eligible as a smaller reporting company. As such, the amended effective date for ASU 2016-13 is January 1, 2023. The Company is currently evaluating the effect of the adoption of this guidance on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This standard became effective for us on January 1, 2020, and did not have a material impact on our disclosures.

3.	Fair Value Measurement

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements at March 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$24,381	$24,381	$—	$—
U.S. government treasuries	10,000	10,000	—	—
Short-term marketable securities
U.S. government treasuries	50,425	—	50,425	—
Corporate debt securities	22,816	—	22,816	—
U.S. government agency securities	13,688	—	13,688	—
Long-term marketable securities
U.S. government securities	5,111	—	5,111	—
U.S. government agency securities	10,031	—	10,031	—
Total assets	$136,452	$34,381	$102,072	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$29,450	$29,450	$—	$—
U.S. government agency securities	7,597	—	7,597	—
Short-term marketable securities
U.S. government securities	30,066	—	30,066	—
Corporate debt securities	15,552	—	15,552	—
U.S. government agency securities	13,719	—	13,719	—
Long-term marketable securities
Corporate debt securities	1,508	—	1,508	—
U.S. government securities	5,049	—	5,049	—
U.S. government agency securities	499	—	499	—
Total cash equivalents and marketable securities	$103,440	$29,450	$73,990	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company had no Level 3 assets or liabilities as of March 31, 2020 and December 31, 2019. There were no transfers between Level 1 and Level 2 for the periods ended March 31, 2020 and December 31, 2019.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of March 31, 2020 and December 31, 2019.

4.	Available-for Sale Securities

All marketable securities were considered available-for-sale at March 31, 2020. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
U.S. government treasuries	$9,997	$2	$—	$9,999
Money market funds	24,381	—	—	24,381
Total cash equivalents	34,378	2	—	34,380
Short-term marketable securities:
U.S. government treasuries	—	—	—	—
U.S. government agency securities	13,648	40	—	13,688
U.S. government securities	50,055	370	—	50,425
Corporate debt securities	22,865	8	(57)	22,816
Total short-term marketable securities	86,568	418	(57)	86,929
Long-term marketable securities:
U.S. government agency securities	10,000	31	—	10,031
U.S. government securities	5,036	76	—	5,112
Total long-term marketable securities	15,036	107	—	15,143
Total	$135,982	$527	$(57)	$136,452

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
U.S. government agency securities	$7,597	—	—	$7,597
Corporate debt securities	—	—	—	—
Money market funds	29,450	—	—	29,450
Total cash equivalents	37,047	—	—	37,047
Short-term marketable securities:
U.S. government treasuries	—	—	—	—
U.S. government agency securities	13,716	3	—	13,719
U.S. government securities	30,072	—	(6)	30,066
Corporate debt securities	15,509	43	—	15,552
Total short-term marketable securities	59,297	46	(6)	59,337
Long-term marketable securities:
U.S. government agency securities	499	—	—	499
U.S. government securities	5,045	4	—	5,049
Corporate debt securities	1,511	—	(3)	1,508
Total long-term marketable securities	7,055	4	(3)	7,056
Total	$103,399	$50	$(9)	$103,440

As of March 31, 2020 and December 31, 2019, certain of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment for the three months ended March 31, 2020. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than 12 months or the loss was not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Laboratory equipment	$3,853	$3,757
Furniture and fixtures	576	576
Computer equipment and software	91	91
Leasehold improvements	8,873	8,873
	13,393	13,297
Less: Accumulated depreciation and amortization	(2,417)	(1,914)
Total property and equipment, net	$10,976	$11,383

Depreciation and amortization expense for property and equipment amounted to $0.5 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2020	2019
Accrued research and development	$4,945	$3,893
Accrued personnel costs	1,069	2,575
Accrued professional and consulting fees	755	684
Accrued offering costs	127	—
Other	235	343
Total accrued liabilities	$7,131	$7,495

6.	Commitments and Contingencies

Leases

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease commencement date was July 1, 2019 at which time the Company took occupancy.

The Cove Lease includes an option to renew, exercisable at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of March 31, 2020, the Company has not determined whether it will exercise its option to extend the lease term.  Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. The lease qualifies as an operating lease. The following table summarizes the presentation in the Company’s condensed balance sheets of its operating lease (in thousands):

As of March 31, 2020
Assets:
Operating lease right-of-use assets	$6,917
Liabilities
Operating lease liabilities	$1,264
Operating lease liabilities, net of current portion	13,394
Total operating lease liabilities	$14,658

The Company incurred $0.2 million and $0.1 million in variable lease costs for the three months ended March 31, 2020 and March 31, 2019, respectively.

Future minimum lease payments under the Cove Lease as of March 31, 2020 are as follows (in thousands):

As of March 31, 2020	Operating Lease Commitments
2020	$1,874
2021	2,566
2022	2,647
2023	2,731
2024	2,817
Thereafter	7,433
Total future minimum lease payments	20,068
Less: Present value adjustment for minimum lease commitments	(5,410)
Total	$14,658

As of March 31, 2020, the weighted average remaining lease term was 7.25 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.95%.

Rent expense was $0.6 million and $0.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Amortization of the right-of-use lease assets was $0.1 million and $0.3 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

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

Development and Option with AbbVie

On November 20, 2019, the Company entered into a Development and Option Agreement with AbbVie (as amended, the “Development and Option Agreement”) in connection with the Company’s HPN217 program, which targets B cell maturation antigen, (“BCMA”). Pursuant to such agreement, the Company granted to AbbVie an option to a worldwide, exclusive license under the Company’s patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA, (“HPN217 Products”). Under the Development and Option Agreement, the Company filed an IND for HPN217, and will conduct clinical development activities pursuant to a mutually agreed development plan, including conducting a Phase 1/2 clinical trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to take a worldwide, exclusive license to such HPN217 program.

Under the Development and Option Agreement, AbbVie may exercise its license option at any time during a period commencing on the effective date of the agreement and expiring after a specified period following delivery by the Company of a specified data package arising from the first Phase 1/2 trial for the HPN217 Products. Following AbbVie’s exercise of its option, and except for completion of certain development activities by the Company under the development plan, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of HPN217 Products. AbbVie is required to use commercially reasonable efforts to develop and obtain regulatory approval for one HPN217 Product, for at least one indication, for use in each of the United States and specified European markets.

Upon execution of the Development and Option Agreement, the Company received an upfront payment of $30.0 million.  Additionally, AbbVie is obligated to pay a development milestone payment of $50.0 million as a result of initiating its Phase 1/2 clinical trial by dosing the first patient with HPN217 in April 2020. (See Note 10).

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

The Company evaluated AbbVie’s option to obtain a worldwide exclusive license for HPN217 to determine whether it provides AbbVie with any material rights. The Company concluded that the option was not issued at a significant and incremental discount, and therefore do not provide material rights. As such, the option is excluded as a performance obligation at the outset of the arrangement.

At the inception of the agreement, the transaction price included the $30.0 million up-front consideration received in December 2019 and a development milestone of up to $50.0 million to be received upon dosing of the first patient in the HPN217 Phase 1/2 clinical trial within a specified time period, for a total transaction price of $80.0 million. In April 2020, the Company achieved this development milestone as a result of dosing its first patient in the Phase 1/2 clinical trial of HPN 217 and is expected to receive $50.0 million in the second quarter of 2020. The remaining development, commercialization, and sales milestones along with sales-based royalties were not included in the transaction price, as these milestone amounts were fully constrained on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The transaction price of $80.0 million, relates to a single unit of accounting. The initial development activities are considered a single unit of accounting. The Company recognizes revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of March 31, 2020, there were no changes to the estimate of the transaction price or adjustments to measure of performance and related revenue recognition.

The Company recognized $2.9 million of revenue for the three months ended March 31, 2020, of which $1.8 million was recognized as a contract asset, included in prepaid expenses and other current assets on the balance sheet, related to the amount of revenue recognized prior to the receipt of the $50.0 million development milestone noted above. As of March 31, 2020, the Company had recorded $28.3 million in deferred revenue, of which $21.5 million was classified as long-term and $6.7 million as short-term deferred revenue, in the accompanying balance sheet.

As of March 31, 2020, the Company will recognize royalty revenue in the period of sale of the related products, if any, based on the underlying contract terms. No such amounts were recognized during the year ended March 31, 2020.

Amended and Restated Discovery Collaboration Agreement with AbbVie

On November 20, 2019, the Company entered into an Amended and Restated Discovery Collaboration and License Agreement, or (the “Restated Collaboration Agreement”), with AbbVie, which amends and restates the Discovery Collaboration and License Agreement entered into between the Company and AbbVie, dated October 10, 2017 and amended April 3, 2019, or the Original Collaboration Agreement.  Pursuant to the Original Collaboration Agreement, the Company granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporates the Company’s proprietary TriTAC technology together with soluble TCRs provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Original Collaboration Agreement, AbbVie was allowed to designate up to two targets, which it selected in 2017 and 2019, respectively. Pursuant to the Restated Collaboration Agreement, the worldwide, exclusive license granted to AbbVie under the Original Collaboration Agreement to develop and commercialize products that incorporate the Company’s proprietary Tri-specific T-cell Activating Construct, or (“TriTAC”), platform technology together with soluble T cell receptors, or (“TCRs,”) provided by AbbVie has been expanded to cover products that incorporate antibodies provided by AbbVie or by the Company. The expansion of the collaboration also allows AbbVie to designate up to six additional targets (for a total of 8 targets), selected during a specified period following the effective date, to be the subject of activities under the collaboration. During a period of up to four years following the date of AbbVie’s designation of each target for the products, and confirmation of target availability, the Company and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising the Company’s proprietary TriTAC technology, in conjunction with the soluble TCR or antibody sequences directed at the agreed upon targets of interest. The Company may not, including through any third party, develop or commercialize any competing product that binds to any of the included targets. As was the case under the Original Collaboration Agreement, following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed in each Major Market (as defined in the Restated Collaboration Agreement).

In addition to the upfront payment of $17 million paid under the Original Collaboration Agreement, under the Restated Collaboration Agreement, the Company received an upfront payment of $20 million for AbbVie’s right to select two additional targets and an option to select up to four further targets. AbbVie will be required to make payments to the Company, upon target selection, of $10 million for each target, up to four further targets selected by AbbVie. For each of the up to eight targets selected, the Company will receive up to $300 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for licensed products indicated for human therapeutic or prophylactic use, totaling up to $2.4 billion in the aggregate, if such licensed products are successfully progressed against all-included targets and indications. The Company will also be eligible to receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of licensed products at percentages in the mid-single digits, subject to specified offsets and reductions. Royalties will be payable under the Restated Collaboration Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country or ten years following first commercial sale of such product in such country.  If licensed products are developed and commercialized for diagnostic or veterinary use, or certain screening or monitoring uses, the parties have agreed to negotiate an appropriate reduction in the economic terms applicable to such non-therapeutic and prophylactic applications.

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

The Company assessed the Collaboration and Restated Collaboration Agreement in accordance with Topic 606 and concluded that AbbVie is a customer under both agreements. The Company concluded that there are multiple promises under both the Collaboration and Restated Collaboration Agreement which include (1) research and development activities, (2) regulatory documentation and know-how, and (3) the license to the related technology. The Company combined these promises into a single performance obligation, as the Company is obliged to render specialized services for the research program, and other promises have either no significant value or are not distinct. The Company estimates that the $17.0 million upfront payment under the Original Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition.

At the inception of the Original Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the two initial targets. The Company has evaluated the transaction price and has determined $17.0 million is still appropriate as of March 31, 2020.  For the three month periods ended March 31, 2020 and March 31, 2019, $0.4 million and $1.1 million of revenue has been recognized in the accompanying statement of operations and comprehensive loss, respectively.

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019.  The Company allocates $10.0 million to each additional target selected. The company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of March 31, 2020, AbbVie had not yet selected a target under the Restated Collaboration Agreement, as such, no revenue was recognized and the upfront payment of $20.0 million was recorded as deferred revenue as of March 31, 2020.

As of March 31, 2020, the Company had recorded $27.6 million in deferred revenue, of which $20.5 million was classified as long-term and $7.1 million as short-term deferred revenue, in the accompanying balance sheet.

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

As of March 31, 2020, the Company has not recognized or earned any milestone payments under the Original Collaboration and Restated Collaboration Agreement. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized during the three month period ended March 31, 2020.

Collaboration and License Revenue

For the three month period ended March 31, 2020 and March 31, 2019, collaboration and license revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

	For the three months ended March 31,
Collaboration and License Revenue	2020	2019
AbbVie Restated Collaboration Agreement	$394	$1,063
AbbVie Development and Option Agreement	2,903	—
Total collaboration and license revenue	$3,297	$1,063

8.	Equity

Stock Option Activity

As of March 31, 2020, there were 2,573,942 shares reserved by the Company to grant under the 2019 Equity Incentive Plan (the “2019 Plan”).

The following summarizes option activity under the 2019 and the 2015 Plan:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2019	2,985,100
Options granted	770,143	13.33
Options exercised	(50,758)	1.68
Options cancelled	—
Balance as of March 31, 2020	3,704,485	5.08	8.40	$25,950
Vested and expected to vest as of March 31, 2020	3,704,485	5.08	8.40	$25,950
Exercisable as of March 31, 2020	1,092,539	2.43	7.59	$10,200

As of March 31, 2020, 2,573,942 shares were reserved by the Company to grant under the 2019 Plan. The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock, as determined by the Board. The intrinsic value of options exercised for the three months ended March 31, 2020 and 2019 was $0.6 million and zero, respectively. There is no future tax benefit related to options exercised, as the Company has accumulated net operating losses at March 31, 2020 and March 31, 2019.

During the three months ended March 31, 2020 and 2019, the estimated weighted-average grant-date fair value of the employee options vested was $1.56 and $0.76 per share, respectively, and the estimated weighted- average grant-date fair value of employee options granted was $9.08 and $9.42 per share, respectively.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term (years)	6.02	5.92
Expected volatility	78.29%	77.89%
Risk-free interest rate	1.33%	2.48%
Expected dividend	0%	0%

Total stock-based compensation was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating Expenses
Research and development	$352	$147
General and administrative	494	222
Total stock-based compensation	$847	$369

Stock-based compensation related to non-employee awards, which is included in the table above, was zero and insignificant for the three months ended March 31, 2020 and 2019, respectively.

Restricted Stock

In 2015, the Company issued restricted stock awards to employees and directors under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”) at a purchase price of $0.0005 per share. The shares related to restricted stock awards are subject to a lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. For accounting purposes, unvested restricted stock awards are not considered issued and outstanding and therefore are not reflected as issued and outstanding in the accompanying statements of convertible preferred stock and stockholders’ equity (deficit) until the awards vest. The Company did not have any restricted shares as of March 31, 2020.

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the repurchase right lapses. As of March 31, 2020 and December 31, 2019, there was $46,000 and $55,000, respectively, recorded in other current liabilities relating to shares subject to repurchase. For accounting purposes, unvested early exercised shares are not considered issued and outstanding until the awards vest. As a result of early exercises under the 2015 Plan, 44,320 and 56,211 shares had not vested and were subject to repurchase as of March 31, 2020 and December 31, 2019, respectively.

Employee Stock Purchase Plan (ESPP)

In January 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“the 2019 ESPP”), which became effective upon the closing of the Company’s IPO in February 2019.  The 2019 ESPP initially reserved 250,000 shares of common stock for employee purchases under terms and provisions established by the Board of Directors. The 2019 ESPP provides that the number of shares reserved and available for issuance under the 2019 ESPP will automatically increase January 1st of, each year for a period of up to ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 750,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. In January 2020, common stock available for issuance under the 2019 ESPP was increased by approximately 249,000 shares as a result of this automatic increase provision. The Company issued 25,461 shares under the 2019 ESPP during the three months ended March 31, 2020. The Company has approximately 474,000 shares reserved for future issuance as of March 31, 2020.

9.	Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,	As of December 31,
	2020	2019
Common stock options issued and outstanding	3,704,485	2,985,100
ESPP shares issuable and outstanding	—	11,523
Early exercised stock options subject to future vesting	44,320	56,211
Total	3,748,805	3,052,834

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	As of March 31,
	2020	2019
Net loss	$(12,552)	$(13,579)
Net loss per share, basic and diluted	$(0.51)	$(0.92)
Weighted-average shares used to compute basic and diluted net loss per share	24,825,367	14,750,260

10.	Subsequent Events

Maverick Litigation

On April 3, 2020, the Delaware Chancery Court issued a memorandum opinion, which related only to the Company’s ProTriTAC platform. The Court ruled in favor of the Company on Maverick’s claims for breach of contract and misappropriation of trade secrets and dismissed those claims. As part of that ruling, the Court determined that the Company’s ProTriTAC technology is not in a field that is subject to a four year non-compete.  The Court found in favor of Millennium on its claim against the Company for fraud in inducing Millennium’s investment in Maverick. The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. The Court has directed that the litigation will now move to a damages phase, in which damages related to the fraud ruling, if any, will be determined. No provision for a loss contingency has been recorded as the amount of damages, if any, is neither probable nor estimable as of March 31, 2020.

Development and Option Agreement with AbbVie

In April 2020, the Company dosed its first patient in the Phase 1/2 clinical trial of HPN217.  As such, the Company has met the development milestone pursuant to the Development and Option Agreement with AbbVie and AbbVie is obligated to pay $50.0million to the Company pursuant to the Development and Option Agreement.  The Company expects to receive the $50.0 million milestone payment in the second quarter of 2020.

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

We currently have three TriTAC product candidates in clinical development. HPN424, is currently in a Phase 1 clinical trial for the treatment of metastatic castration-resistant prostate cancer, or mCRPC. HPN536 is currently in a Phase 1/2a clinical trial for the treatment of ovarian cancer and other mesothelin-, or MSLN-, expressing solid tumors. HPN217 is currently in a Phase 1/2 clinical trial targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma. We also have one TriTAC product candidate in preclinical development, HPN328, targeting Delta-like ligand 3, or DLL3, for the treatment of small cell lung cancer, or SCLC.

Pipeline Update

HPN424: Our lead product candidate is currently in the dose escalation portion of a Phase 1 clinical trial for the treatment of mCRPC. The dose escalation phase is designed to determine the maximum tolerated dose and a recommended Phase 2 dose. Once a recommended Phase 2 dose is determined, we will initiate the dose expansion phase. Consistent with the TriTAC mechanism of action, we observed adverse events associated with T cell activation and cytokine induction, which prompted us to explore the use of dexamethasone as a premedication to limit potential adverse events. We have found that the addition of weekly dexamethasone premedication, tapered over several weeks, has successfully limited adverse events. Several patients have completed the scheduled taper and have successfully continued treatment with HPN424 in the absence of dexamethasone, with no complications observed thus far. Enrollment is ongoing in the dose-escalation phase of the trial. Pharmacokinetics observed to date continue to support once-weekly dosing of HPN424. We plan to present interim dose-escalation data at ASCO at the end of May 2020 and to initiate an expansion cohort in 2020.

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

HPN217: In November 2019 we submitted an IND to the FDA, for the treatment of multiple myeloma, as well as entered into a Development and Option Agreement with AbbVie.  Under our agreement with AbbVie, we have already received an upfront payment of $30 million and anticipate receiving a cash milestone payment of $50 million in the second quarter of 2020 as we dosed the first patient in the Phase 1/2 clinical trial of HPN217 in April 2020. Additionally, we are eligible to receive future payments totaling up to $430 million upon AbbVie’s exercise of an exclusive license option and achievement of certain development, regulatory, and commercial milestones, in addition to receipt of royalties on commercial sales. We are responsible for conducting the Phase 1/2 clinical trial of HPN217 under our agreement with AbbVie.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $12.6 million and $13.6 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $130.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

•	continue the research and development of HPN424, HPN536 and HPN 217, as well as our other product candidates;
•	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
•	seek marketing approvals for product candidates that successfully complete clinical trials;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	continue to invest in our technology platforms, including TriTAC and ProTriTAC;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	implement operational, financial and management systems; and
•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

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

COVID-19 Business Update

In December 2019, there was an outbreak of a novel strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared COVID-19 a pandemic. The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or mitigate its impact and the economic impact on local, regional, national and international markets. To date, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our programs, expected timelines, expenses, manufacturing and clinical trials.

While we are currently continuing our clinical trials we have underway in sites in the United States and Europe, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials, as a result of potential delays or difficulties in enrolling or assessing patients in our clinical trials, clinical site initiation, diversion of healthcare resources away from the conduct of clinical trials, interruption of key clinical trial activities, among other factors. While our third-party contract manufacturers continue to operate at or near normal levels and while we currently do not anticipate any interruptions to our contract manufacturers’ processes, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party contract manufacturers’ ability to produce quantities of our product candidates for preclinical testing and clinical trials. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.  Certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our contract research organizations may also need to make certain adjustments to the operation of our clinical trials in an effort to ensure the monitoring and safety of patients and minimize risk to trial integrity during the pandemic and generally. We could also see an impact on our ability to interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise.

In addition, in response to the spread of COVID-19, we have closed our executive offices, substantially all of our employees are currently telecommuting, and we have limited the number of staff in our laboratory. The effects of the COVID-19 pandemic could adversely impact our business and clinical trials, particularly if the COVID-19 pandemic continues and persists for an extended period of time. See “Risk factors—Our business could be adversely affected by the effects of health epidemics, including the recent outbreak of the novel coronavirus. A COVID-19 pandemic is ongoing in many parts of the world and may result in significant disruptions which could materially affect our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites.” for more information regarding the potential impact of the COVID-19 pandemic on our business and operations. We continue to actively monitor this situation and the possible effects on our business and operations.

Collaborations with AbbVie

Development and Option Agreement

On November 20, 2019, we entered into a Development and Option Agreement, which we refer to, as amended, as the Development and Option Agreement with AbbVie in connection with our HPN217 program, which targets B cell maturation antigen, or BCMA. The Development and Option Agreement was amended in April 2020 to make certain amendments to dates relating to the first milestone payment, and to finalize certain aspects of the clinical manufacturing plan, as previously contemplated. Pursuant to such agreement, we granted to AbbVie an option to a worldwide, exclusive license to our patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA, or HPN217 Products. Under the Development and Option Agreement, we filed an IND for HPN217, and will conduct clinical development activities pursuant to a mutually agreed upon development plan, including conducting a Phase 1/2 clinical trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to a worldwide, exclusive license to such HPN217 program. We initiated a Phase 1/2 clinical trial in April 2020.

Under the Development and Option Agreement, AbbVie may exercise its license option at any time during a period commencing on the effective date of the agreement and expiring after a specified period following delivery by us of a specified data package arising from the first Phase 1/2 trial for the HPN217 Products. Following AbbVie’s exercise of its option, and except for completion of certain development activities by us under the development plan, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of HPN217 Products. AbbVie is required to use commercially reasonable efforts to develop and obtain regulatory approval for one HPN217 Product, for at least one indication, for use in each Major Market (as defined in the Development and Option Agreement).

AbbVie paid an upfront payment of $30.0 million and is obligated to pay a development milestone payment of $50.0 million as we dosed our first patient in the Phase 1/2 clinical trial of HPN217 in April 2020. We expect to receive the development milestone of $50.0 million in the second quarter of 2020. If AbbVie exercises its option, AbbVie will pay us an option exercise fee of $200 million.  Following option exercise, AbbVie will be required to make further payments to us of up to $230 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for HPN217 Products. We will also receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of HPN217 Products at percentages ranging from the high single digits to the very low double digits, subject to specified offsets and reductions. Royalties will be payable under the Development and Option Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each HPN217 Product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country, or ten years following first commercial sale of such HPN217 Product in such country.

We will recognize revenue under the Development and Option Agreement as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. Accordingly, of the $30.0 million upfront payment received in 2019, $2.9 million of revenue was recognized for the three months ended March 31, 2020 and as of March 31, 2020, we had $28.3 million of deferred revenue under the Development and Option Agreement.

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

We recognized revenue under the Original Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $17.0 million upfront payment received in 2017, $0.4 million and $1.1 million of revenue was recognized for the three months ended March 31, 2020 and March 31, 2019, respectively, and, as of March 31, 2020, we had $7.6 million of deferred revenue under the Original Collaboration Agreement.

We will recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $20.0 million upfront payment received in 2019, no revenue was recognized for the three months ended March 31, 2020 and March 31, 2019, we had $20.0 million of deferred revenue under the Restated Collaboration Agreement.

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

Royalties on net sales will be recognized when the underlying sales occur. No royalty revenue was recognized under the Werewolf Agreement as of March 31, 2020.

Financial Operations Overview

Revenue

We have no products approved for commercial sale and have not generated any revenue from product sales. Our collaboration and license revenue to date is related to work performed by us under the Restated Collaboration Agreement and Development and Option Agreement, and is recognized when designated research and development services are performed. To date, we have not received any milestone or royalty payments under the Original Collaboration Agreement or the Restated Collaboration Agreement. We expect that any collaboration and license revenue we generate from the Restated Collaboration Agreement and the Development and Option Agreement and any future collaboration partners will fluctuate from period to period as a result of the timing and amount of milestones and other payments. Additionally, for research and development services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use significant judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

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

Results of Operations

Comparison of the Three Months ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	Change ($)	Change (%)
	(dollars in thousands)
Revenue:
Collaboration and license revenue	$3,297	$1,063	$2,234	210%
Total revenue	3,297	1,063	2,234	210%
Operating expenses:
Research and development	12,519	9,382	3,137	33%
General and administrative	3,913	5,832	(1,919)	-33%
Total operating expenses	16,432	15,214	1,218	8%
Loss from operations	(13,135)	(14,151)	(1,016)	-7%
Interest income	584	576	7	1%
Other expense	(1)	(4)	(4)	84%
Net loss	$(12,552)	$(13,579)	$(1,027)	-8%

*	Not meaningful

Revenue

Collaboration and license revenue increased $2.2 million, or 210%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  The increase was primarily due to $2.9 million of revenue recognized related to the Development and Option Agreement for research and development services performed, which was entered into in November 2019, partially offset by a decrease of $0.7 million revenue recognized for research and development services performed under the Restated Collaboration Agreement.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Product and clinical development	$5,399	$3,993
Research and technology services	511	661
Laboratory supplies and equipment	654	524
Pharmacology services	472	198
Personnel-related	3,118	2,141
Facility and other allocated expenses	1,450	1,296
Consulting	915	569
Total research and development expenses	$12,519	$9,382

Research and development expenses increased by $3.1 million, or 33%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to a $1.7 million increase in product and clinical development expense and pharmacology services due to continued development of four identified product candidates, which included conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development, a $1.0 million increase in personnel-related expenses due to an increase in headcount, a $0.3 million increase in consulting expenses primarily due to preparation of our HPN424, HPN536 and HPN217 clinical trials, a $0.2 million increase in facility and other allocated expenses primarily related to a lease agreement for the office and laboratory space in South San Francisco, California, or the Cove Lease, entered into in August 2018, and a $0.1 million increase in laboratory supplies and equipment to support increased activity related to all of our product candidates, which was offset by a $0.2 million decrease in research and technology services due to the completion of certain research activities as our lead product candidates transitioned into clinical development.

General and Administrative

General and administrative expenses decreased by $1.9 million, or 33%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to a $2.4 million decrease in legal fees associated with litigation with Maverick Therapeutics, Inc. incurred in 2019 and a net $0.5 million decrease in consulting and accounting services primarily related to our fiscal 2018 year-end audit associated with preparations for our initial public offering incurred in 2019, which was offset by a $0.6 million increase in personnel-related expenses due to an increase in headcount, and a $0.4 million increase related to other professional services to support our ongoing operations as a public company.

Interest Income

Interest income did not significantly fluctuate period over period. Interest income is primarily related to interest earned on our cash deposit accounts and marketable securities.

Other Expense

Other expense did not significantly fluctuate period over period.

Liquidity and Capital Resources

Liquidity

Since our inception and through March 31, 2020, we have financed our operations primarily through the issuance of convertible notes, the sale of convertible preferred stock, the sale of common stock, upfront payments received by us from our collaboration and license agreements and the initial public offering of our common stock on Nasdaq, including the partial exercise of the underwriters’ option to purchase additional shares, in which we received an aggregate of approximately $70.7 million in net proceeds, which amount is net of $10.1 million in underwriters’ discount and offering costs. As of March 31, 2020, we had $138.2 million in cash, cash equivalents and marketable securities, an accumulated deficit of $130.7 million and working capital of $104.9 million. In April 2020, we met the development milestone pursuant to our Development and Option Agreement with Abbvie by dosing the first patient in our Phase 1/2 clinical trial of HPN217. We expect to receive the $50 million development milestone from AbbVie in the second quarter of 2020. We expect to continue to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our product candidates. Additional capital will be needed to undertake these activities and commercialization efforts, and, therefore, we intend to raise such capital through the issuance of additional equity, borrowings, and potentially strategic alliances with other companies. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of the development programs or commercialization efforts, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the our business, results of operations, financial condition and/or out ability to fund our scheduled obligations on a timely basis or at all.

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As such, we are uncertain as to what effect the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the response to curb its spread, currently we are not able to estimate the effects of the COVID-19 pandemic to our results of operations, financial condition, or liquidity. If the disruption caused by COVID-19 persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our results of operations.

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

In March 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which we may offer and sell, from time to time at our sole discretion through Cantor Fitzgerald, as our sales agent, shares of our common stock having an aggregate offering price of up to $75.0 million. Cantor Fitzgerald may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market or on any other existing trading market for our common stock. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-237175). We will pay Cantor Fitzgerald a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Cantor Fitzgerald under the sales agreement. To date, we have not sold any shares of our common stock under the sales agreement.

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities and funding from our collaborations and partners, will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of the financial statements. However, we will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies and clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Please see the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(17,517)	$(12,425)
Investing activities	(35,316)	(51,649)
Financing activities	265	70,507
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(52,568)	$6,433

Cash Flows from Operating Activities

During the three months ended March 31, 2020, cash used in operating activities was $17.5 million, which consisted of a net loss of $12.6 million and a net change of $6.4 million in our net operating assets and liabilities, partially offset by $1.5 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $0.8 million, depreciation and amortization of $0.5 million, amortization operating right-of-use lease asset of $0.1 million, and net amortization of premiums and discounts on marketable securities of $0.1 million. The change in operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $3.1 million resulting from the timing of payments made for operating costs to support our operations as a public company, including director and officers liability insurance policies, and timing for ongoing research and development activities, an increase in accounts payable and accrued and other liabilities of $1.9 million related to legal fees associated with the Maverick litigation and timing of research and development activities, a net increase in deferred revenue of $1.5 million resulting from recognition of collaboration and license revenue.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2020, cash used in investing activities of $35.3 million was primarily related to purchases and maturities of marketable securities.

During the three months ended March 31, 2019, cash used in investing activities of $51.6 million was primarily related to purchases of marketable securities and property and equipment consisting primarily of laboratory equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2020, cash provided by financing activities of $0.3 million was primarily from the exercise of options to purchase common stock and issuance of shares pursuant to our employee stock purchase plan.

During the three months ended March 31, 2019, cash provided by financing activities of $70.5 million was primarily related to the proceeds received from our IPO in February 2019.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2020:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
	(In thousands)
Operating lease obligations	$1,874	$7,943	$5,726	$4,525	$20,068
Total	$1,874	$7,943	$5,726	$4,525	$20,068

The obligations noted above represent operating lease obligations related to our currently occupied premises at 131 Oyster Point Blvd in South San Francisco, California that commenced in July 2019 and expires in June 2027.  The initial annual base rent is approximately $2.2 million, and such amount will increase by 3.5% annually on each anniversary of the commencement date, equaling approximately $20.0 million over the eight-year lease term. In connection with the lease, we will maintain a letter of credit for the benefit of the landlord in the amount of $0.5 million. Under the lease agreement, we have an option to extend the lease for an additional period of eight years.  As of March 31, 2020, we have not determined whether we will exercise our option to extend the lease term.

In December 2016, we entered into a royalty transfer agreement with MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation, pursuant to which we will pay 0.5% of our annual global net sales to each of the counterparties for products that incorporate or utilize intellectual property that was discovered or developed by us prior to our initial public offering.

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

Critical Accounting Polices and Estimates

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 12, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. On January 3, 2019, Maverick Therapeutics, Inc., or Maverick, filed a complaint against us in the Delaware Court of Chancery. The complaint alleged various claims for breach of contract and misappropriation of trade secrets, and sought as relief, among other things, a declaration that our ProTriTAC technology impermissibly competes in the Maverick Field (as defined in our Asset Transfer Agreement with Maverick), a preliminary and permanent injunction seeking to prohibit us from further developing our ProTriTAC platform, and unspecified damages. On May 8, 2019, Millennium Pharmaceuticals, Inc., or Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, was granted permission by the court to intervene in the litigation. Millennium and Maverick are parties to a collaboration agreement and a warrant agreement, and Millennium’s complaint in intervention alleged, in part, that we fraudulently induced Millennium to enter into the agreements with Maverick. Millennium asserted various tort claims against us. A trial on Maverick and Millennium’s claims was held on September 9-13 and 17, 2019.

On April 3, 2020, the Delaware Chancery Court issued a memorandum opinion, which related only to our ProTriTAC platform. The Court ruled in our favor on Maverick’s claims for breach of contract and misappropriation of trade secrets and dismissed those claims. As part of that ruling, the Court determined that our ProTriTAC technology is not in a field that is subject to a four year non-compete.  The Court found in favor of Millennium on its claim against us for fraud in inducing Millennium’s investment in Maverick. The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. The Court has directed that the litigation will now move to a damages phase, in which damages related to the fraud ruling, if any, will be determined.

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

•	delays in or failure to obtain regulatory approval to commence a trial;
•	delays in or failure to obtain institutional review board, or IRB, approval at each site;
•	our third-party research contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	changes in regulatory requirements, policies and guidelines;
•	manufacturing sufficient quantities of a product candidate for use in clinical trials;
•	the quality or stability of a product candidate falling below acceptable standards;
•	changes in the treatment landscape for our target indications that may make our product candidates no longer relevant;
•	third-party actions claiming infringement by our product candidates in clinical trials outside the United States and obtaining injunctions interfering with our progress;
•	the impact of public health epidemics, such as the novel coronavirus, or COVID-19 pandemic, currently impacting multiple jurisdictions worldwide, including the United States; and
•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $12.6 million and $13.6 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated loss of $130.7 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

•	conduct our ongoing Phase 1 trial of HPN424 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC;
•	conduct our ongoing Phase 1/2a trial of HPN536 for the treatment of ovarian cancer and other MSLN-expressing tumors;
•	conduct our ongoing Phase 1/2 trial of HPN217 for the treatment of multiple myeloma;
•	initiate a clinical trial of HPN328 for the treatment of small cell lung cancer;
•	continue the research and development of our other product candidates;
•	continue the development of our product candidates beyond Phase 1 trials;
•	seek to enhance our TriTAC and ProTriTAC platforms and discover and develop additional product candidates;
•	apply for regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a manufacturing, sales, marketing and distribution infrastructure to produce and commercialize any products for which we may obtain regulatory approvals;
•	maintain, expand and protect our intellectual property portfolio;

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of HPN424, HPN536, HPN217, and initial clinical development for HPN328, and as we continue to research and develop other potential technologies and product candidates.

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

Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the next 12 months from the date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of developing our product candidates, and conducting preclinical studies and clinical trials, including our Phase 1 trial of HPN424, Phase 1/2a trial of HPN536, Phase 1/2 trial of HPN217, and our planned clinical trial of HPN328;

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

Our business could be adversely affected by the effects of health epidemics, including the recent outbreak of the novel coronavirus. A COVID-19 pandemic is ongoing in many parts of the world and may result in significant disruptions which could materially affect our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and travel. COVID-19 has now spread to numerous other countries, including the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could adversely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•

limitations in resources that would otherwise be focused on the conduct of our business or our clinical trials, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed “shelter in place” or similar working restrictions;

•	delays in receiving approval from regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
•

changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;

•

delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

We are still assessing the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material adverse impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on March 16, 2020, San Mateo County issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Our primary operations are located in South San Francisco, located in San Mateo County. As a result of such county and California state orders, we have closed our executive offices, substantially all of our employees are currently telecommuting, and we have limited the number of staff in our laboratory, which may impact certain of our operations over the near term and long term.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain or procurement of materials for our product candidates, which could delay or otherwise impact our preclinical and clinical programs and anticipated development timelines. Additionally, certain preclinical studies for our discovery research programs and clinical trials are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. In addition, certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our CROs may also need to make certain adjustments to the operation of such trials in an effort to ensure the safety and monitoring of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and EMA on April 28, 2020. Any such adjustments would be new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic..

The global outbreak of COVID-19 continues to rapidly evolve. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

Our business may become subject to economic, political, regulatory and other risks associated with international operations.

Our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation, or political instability, particularly in foreign economies and markets;
•	differing regulatory requirements for drug approvals in foreign countries;
•	differing jurisdictions could present different issues for securing, maintaining and/or obtaining freedom to operate in such jurisdictions;
•	potentially reduced protection for intellectual property rights;
•	difficulties in compliance with foreign laws and regulations;
•	changes in foreign regulations and customs, tariffs and trade barriers;
•	changes in foreign currency exchange rates and currency controls;
•	changes in a specific country’s or region’s political or economic environment;
•	trade protection measures, import or export licensing requirements or other actions by the U.S. or foreign governments;
•	differing reimbursement regimes and price controls in certain foreign markets;
•	negative consequences from changes in tax laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	difficulties associated with staffing and managing international operations, including differing labor relations;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	the impact of public health epidemics, such as the COVID-19 pandemic currently impacting multiple jurisdictions worldwide, including the United States; and
•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires.

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

As of April 30, 2020, we had 67 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We do not currently own or operate any manufacturing facilities nor do we have any in-house manufacturing experience or personnel. We work with third-party contract manufacturers to produce sufficient quantities of our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and intend to do so for the commercial manufacture of our products, if approved. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. For example, public health epidemics, such as the COVID-19 pandemic currently impacting multiple jurisdictions worldwide, including the United States, may impact the ability of our existing or future manufacturers to perform their obligations under our manufacturing agreements with such parties. Such failure or substantial delay could materially harm our business.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. For example, on November 25, 2018, we received a letter from counsel for Maverick alleging that our ProTriTAC program is subject to the non-compete provision of our Asset Transfer Agreement with Maverick. On January 3, 2019, Maverick filed a complaint against us in the Delaware Court of Chancery and a motion for a temporary restraining order seeking to prohibit us from further developing our ProTriTAC platform. The complaint alleges claims for breach of contract and misappropriation of trade secrets, and seeks as relief, among other things, a declaration that our ProTriTAC technology impermissibly competes in the Maverick Field (as defined in the Asset Transfer Agreement), a preliminary and permanent injunction and unspecified damages. We believe that the mechanism of action employed by our ProTriTAC platform falls outside the Maverick Field. On May 8, 2019, Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, was granted permission by the court to intervene in the litigation. Millennium and Maverick are parties to a collaboration and warrant agreement, and Millennium’s complaint in intervention alleged, in part, that we fraudulently induced Millennium to enter into the agreements with Maverick. Millennium asserted various tort claims against us. A trial on Maverick and Millennium’s claims was held on September 9-13 and 17, 2019.

On April 3, 2020, the Delaware Chancery Court issued a memorandum opinion which related only to our ProTriTAc platform. The Court ruled in our favor of the Company on Maverick’s claims for breach of contract and misappropriation of trade secrets and dismissed those claims. As part of that ruling, the Court determined that our ProTriTAC technology is not in a field that is subject to a four year non-compete. The Court found in favor of Millennium on its claim against us for fraud in inducing Millennium’s investment in Maverick. The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. The Court has directed that the litigation will now move to a damages phase, in which damages related to the fraud ruling, if any, will be determined.

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

Despite the implementation of security measures, our computer systems and data and those of our current or future CROs or other contractors and consultants are vulnerable to failure, interruption, compromise or damage from computer hacking, malicious software, fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, public health epidemics, such as the COVID-19 pandemic, currently impacting multiple jurisdictions worldwide, including the United States, or other cybersecurity attacks or accidents. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure. Cybersecurity attacks are constantly increasing in sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states and others. As a company with an increasingly global presence, our systems are subject to frequent attacks. Due to the nature of some of these attacks, there is a risk that an attack may remain undetected for a period of time. While we continue to make investments to improve the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2019 at a price of $14.00 per share, the reported high and low sales prices of our common stock through April 30, 2020 has ranged from $9.07 to $21.47.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors describe in this “Risk Factors” section:

•

the anticipated results of our Phase 1 trial of HPN424, Phase 1/2a trial of HPN536, Phase 1/2 trial of HPN217 and the commencement, enrollment or results of our planned Phase 1/2a clinical trial of HPN328, any other future preclinical studies and clinical trials and trials we may conduct, or changes in the development status of our product candidates;

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

•	changes in laws or regulations, including but not limited to preclinical study or clinical trial requirements for approvals;
•	any adverse changes to our relationship with manufacturers or suppliers;
•	manufacturing, supply or distribution shortages;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	variations in our results of operations;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or immuno-oncology in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	announcements made by us or our competitors of new product and service offerings, acquisitions, strategic relationships, joint ventures or capital commitments;
•	our inability to establish collaborations, if needed;
•	our ability to effectively manage our growth;
•	the size of our initial cancer target markets;
•	our ability to successfully treat additional types of cancers or at different stages;
•	changes in the market valuations of similar companies;

•	press reports, whether or not true, about our business;
•	sales or perceived potential sales of our common stock by us or our stockholders in the future;
•	overall fluctuations in the equity markets;
•	ineffectiveness of our internal controls;
•	changes in accounting practices or principles;
•	changes or developments in the global regulatory environment;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control, including the COVID-19 pandemic.

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

As of April 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 69.2% of our outstanding voting stock.  Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our common stock is currently listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “HARP”. The price for our common stock may vary and an active or liquid market in our common stock may not be sustainable. The lack of an active market may impair the value of your shares, your ability to sell your shares at the time you wish to sell them and the prices that you may obtain for your shares. An inactive market may also impair our ability to raise capital by selling our common stock and our ability to acquire other companies, products or technologies by using our common stock as consideration.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1¥*	Asset Transfer Agreement by and between the Registrant and Maverick Therapeutics, Inc., dated as of December 30, 2016, as amended	S-1	333-229040	2.1	1/29/2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-3880	3.1	8/5/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-3880	3.2	2/13/2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Definition Linkbase Document

101.DEF	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: May 6, 2020

HARPOON THERAPEUTICS, INC.
By:	/s/ Gerald McMahon, Ph.D.
Gerald McMahon, Ph.D. President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer (Principal Financial and Accounting Officer)