Form 10-Q
period 2020-06-30
Harpoon Therapeutics, Inc.
filed 2020-08-05
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of July 31, 2020 was 25,141,774.

HARPOON THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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
•

the scope of protection we are able to establish and maintain for intellectual property rights covering our technology platforms, including TriTAC and ProTriTAC, and our product candidates, including the projected terms of patent protection;

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

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “company,” “Harpoon,” “we,” “us” and “our” refer to Harpoon Therapeutics, Inc.“TriTAC” is a registered trademark and “Harpoon Therapeutics,” “Harpoon,” the Harpoon logo and ProTriTAC are among the trademarks owned by Harpoon Therapeutics, Inc.  This report also contains trademarks and trade names that are property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARPOON THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$34,738	$88,736
Short-term marketable securities	136,882	59,337
Prepaid expenses and other current assets	3,164	2,544
Total current assets	174,784	150,617
Property and equipment, net	10,828	11,383
Long-term marketable securities	3,829	7,056
Operating lease right-of-use asset	6,813	7,015
Other assets	868	533
Total assets	$197,122	$176,604
Liabilities and stockholders' equity
Current liabilities
Accounts payable	1,586	2,594
Accrued liabilities	9,056	7,495
Deferred revenue, current	27,092	11,207
Operating lease liabilities, current	1,312	1,217
Total current liabilities	39,046	22,513
Deferred revenue, noncurrent	73,113	46,144
Operating lease liabilities, net of current portion	13,057	13,727
Total liabilities	125,216	82,384
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2020 and December 31, 2019; 25,092,148 shares and 24,850,064 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	215,068	212,339
Accumulated other comprehensive income	242	41
Accumulated deficit	(143,407)	(118,163)
Total stockholders' equity	71,906	94,220
Total liabilities and stockholders' equity	$197,122	$176,604

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Collaboration and license revenue	$2,762	$1,063	$6,059	$2,126
Total revenue	2,762	1,063	6,059	2,126
Operating expenses
Research and development	11,924	9,971	24,443	19,353
General and administrative	3,945	3,734	7,858	9,566
Total operating expenses	15,869	13,705	32,301	28,919
Loss from operations	(13,107)	(12,642)	(26,242)	(26,793)
Interest income	415	840	999	1,416
Other expense	—	(15)	(1)	(19)
Net loss	(12,692)	(11,817)	(25,244)	(25,396)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	(229)	84	201	110
Comprehensive loss	$(12,921)	$(11,733)	$(25,043)	$(25,286)
Net loss per share, basic and diluted	$(0.51)	$(0.49)	$(1.01)	$(1.30)
Weighted-average common shares used in computing net loss per share, basic and diluted	24,961,183	24,294,211	24,902,229	19,548,600

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	24,850,064	$3	$212,339	$41	$(118,163)	$94,220
Issuance of common stock under equity incentive plans including exercise of stock options	76,619	—	340	—	—	340
Vesting of early exercised stock options	11,891	—	9	—	—	9
Stock-based compensation	—	—	847	—	—	847
Net loss	—	—	—	—	(12,552)	(12,552)
Unrealized gain on marketable securities	—	—	—	430		430
Balances at March 31, 2020	24,938,574	3	213,535	471	(130,715)	83,294
Issuance of common stock under equity incentive plans including exercise of stock options	144,731	—	347	—	—	347
Vesting of early exercised stock options	8,843	—	8	—	—	8
Stock-based compensation	—	—	1,178	—	—	1,178
Net loss	—	—	—	—	(12,692)	(12,692)
Unrealized loss on marketable securities	—	—	—	(229)		(229)
Balances at June 30, 2020	25,092,148	$3	$215,068	$242	$(143,407)	$71,906

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at December 31, 2018	1,211,419	$1	$9,111	—	$(62,591)	$(53,479)
Conversion of Series A, B, and C convertible preferred stock into common stock	16,618,448	1	129,575	—	—	129,576
Issuance of common stock upon exercise of warrants	563,043	—	—	—	—	—
Issuance of common stock upon initial public offering, net of offering costs of $10,122	5,769,201	1	70,646	—	—	70,647
Issuance of common stock for exercise of stock options	18,036	—	25	—	—	25
Vesting of early exercised stock options	11,900	—	9	—	—	9
Stock-based compensation	—	—	369	—	—	369
Vesting of Founder's shares	16,302	—	—	—	—	—
Net loss	—	—	—	—	(13,579)	(13,579)
Unrealized gain on marketable securities	—	—	—	26		26
Balances at March 31, 2019	24,208,349	3	209,735	26	(76,170)	133,594
Issuance of common stock for exercise of stock options	205,328	—	136	—	—	136
Vesting of early exercised stock options	11,898	—	9	—	—	9
Stock-based compensation	—	—	467	—	—	467
Vesting of Founder's shares	5,879	—	—	—	—	—
Net loss	—	—	—	—	(11,817)	(11,817)
Unrealized gain on marketable securities	—	—	—	84		84
Balances at June 30, 2019	24,431,454	$3	$210,347	$110	$(87,987)	$122,473

HARPOON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(25,244)	$(25,396)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,025	836
Depreciation and amortization	1,015	596
Non-cash lease expense	202	762
Net amortization of premiums (discounts) on marketable securities	130	(221)
Changes in operating assets and liabilities
Prepaid expenses and other assets	(620)	(2,707)
Other assets	13	3,107
Accounts payable	(1,032)	(876)
Accrued liabilities	1,270	380
Deferred revenue	15,885	(2,125)
Operating lease liabilities	(576)	272
Deferred revenue, noncurrent	26,970	—
Net cash used in operating activities	20,038	(25,372)
Cash flows from investing activities
Purchases of property and equipment	(155)	(1,393)
Purchases of marketable securities	(106,568)	(82,294)
Maturities of marketable securities	32,321	835
Net cash used in investing activities	(74,402)	(82,852)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of commissions	—	70,664
Deferred offering costs	(321)	—
Proceeds from issuance of common stock in connection with employee benefit plans	687	161
Net cash provided by financing activities	366	70,825
Net increase (decrease) in cash, cash equivalents, and restricted cash	(53,998)	(37,399)
Cash, cash equivalents, and restricted cash at beginning of period	89,203	89,960
Cash, cash equivalents, and restricted cash at end of period	$35,205	$52,561
Supplemental disclosures of non-cash investing and financing information
Conversion of preferred stock to common stock and additional paid-in capital	$—	$129,577
Purchases of property and equipment included in accrued liabilities and accounts payable	$305	$2,195
Reclassification of employee stock liability to equity upon vesting	$17	$—
Deferred offering costs included in accounts payable and accrued liabilities	$27	$—
Right-of-use asset obtained in exchange for lease obligation	$—	$8,404
Modification of operating lease	$—	(188)
Tenant improvements provided by landlord	$—	$5,784

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Notes to the Condensed Financial Statements

(unaudited)

1.	Organization

Description of Business

Harpoon Therapeutics, Inc. (the “Company”) is a clinical-stage immunotherapy company developing a novel class of T cell engagers that harness the power of the body’s immune system to treat patients suffering from cancer and other diseases. T cell engagers are engineered proteins that direct a patient’s own T cells to kill target cells that express specific proteins, or antigens, carried by the target cells. Using a proprietary Tri-specific T cell Activating Construct (“TriTAC”), platform, the Company is developing a pipeline of novel T cell engagers, or TriTACs, initially focused on the treatment of solid tumors and hematologic malignancies. In addition, the Company is also developing its ProTriTAC platform, which builds upon the core elements of the TriTAC platform by utilizing a prodrug approach designed to allow T cell engagers address cancer targets that would be limited by on-target toxicities. The Company was incorporated in Delaware in March 2015 and is headquartered in South San Francisco, California.

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

Liquidity

Since inception, the Company has incurred significant losses and has negative cash flows from operations. As of June 30, 2020, the Company had an accumulated deficit of $143.4 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of June 30, 2020, the Company had cash, cash equivalents, and marketable securities of $175.4 million, which is available to fund future operations. The Company believes as of June 30, 2020, funding from collaborations and partners along with the Company’s cash and cash equivalents, and marketable securities, provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying condensed financial statements. The Company will need to raise additional capital to support the completion of its research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates.

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

The accompanying unaudited condensed financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 12, 2020 (the “2019 Annual Report on Form 10-K”). The condensed Balance Sheet as of December 31, 2019 was derived from the audited annual financial statements as of the period then ended. Certain information and footnote disclosures typically included in the Company's audited financial statements have been condensed or omitted. The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. The accompanying unaudited condensed financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the six months ended June 30, 2020, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2019 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 2, “Summary of Significant Accounting Policies,” to the Company’s audited financial statements included in the 2019 Annual Report on Form 10-K which have been prepared in accordance with GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed financial statements include, but are not limited to, the fair value of stock options, the research period of the collaboration agreements with AbbVie Biotechnology Ltd., (“AbbVie”), operating lease liabilities, income tax uncertainties and certain accruals. As of June 30, 2020, the Company has not experienced a significant financial impact directly related to the COVID-19 pandemic but has experienced some minor disruptions to clinical operations, including patient enrollment in some of its clinical trials. The Company is uncertain as to what effect the pandemic will have on its financial condition, liquidity, and future results of operations.  Management continues to actively monitor this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce.  The impact of the Company’s business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or mitigate its impact.

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

The Company maintained restricted cash of $0.5 million for both periods ended as of June 30, 2020 and December 31, 2019, respectively. This amount as of June 30, 2020 and December 31, 2019 is included within “Other assets” in the accompanying balance sheets and is comprised solely of a letter of credit required pursuant to the lease for the Company’s corporate headquarters entered into in August 2018 as discussed in Note 6.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	As of
	June 30, 2020	December 31, 2019	June 30, 2019
	(in thousands)
Balance Sheets
Cash and cash equivalents	$34,738	$88,736	$52,094
Restricted cash (included in other assets)	467	467	467
Cash, cash equivalents and restricted cash in Statements of Cash Flows	$35,205	$89,203	$52,561

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

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of Topic 606, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations (i.e., research and development services) under these arrangements. Amounts due to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. Amounts recognized as revenue prior to receipt are recorded as contract assets included in prepaid expenses and other current assets on the Company’s balance sheet. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, this will be classified in current assets.

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

CARES Act

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes modifications to the limitation on business interest expense and net operating loss provisions and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company does not expect the CARES Act to have a material impact on the Company’s financial statements.

Assembly Bill 85 (A.B. 85)

On June 29, 2020, California’s Governor Newsom signed A.B. 85 suspending California net operating loss (“NOL”) utilization and imposing a cap on the amount of business incentives tax credits (R&D credit) for tax years 2020-2022.  Given a projected GAAP and tax loss for 2020, the suspension is not expected to have a significant impact on the company’s tax position.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements at June 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$33,032	$33,032	$—	$—
U.S. government treasuries	—	—	—	—
Short-term marketable securities
U.S. government securities	$55,320	$—	$55,320	$—
U.S. government treasuries	51,956	51,956		—
Corporate debt securities	17,573	—	17,573	—
U.S. government agency securities	12,034	—	12,034	—
Long-term marketable securities
Corporate debt securities	$1,330	$—	$1,330	$—
U.S. government securities	2,498	—	2,498	—
U.S. government agency securities	—	—		—
Total assets	$173,743	$84,988	$88,755	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$29,450	$29,450	$—	$—
U.S. government agency securities	7,597	—	7,597	—
Short-term marketable securities
U.S. government securities	30,066	—	30,066	—
Corporate debt securities	15,552	—	15,552	—
U.S. government agency securities	13,719	—	13,719	—
Long-term marketable securities
Corporate debt securities	1,508	—	1,508	—
U.S. government securities	5,049	—	5,049	—
U.S. government agency securities	499	—	499	—
Total cash equivalents and marketable securities	$103,440	$29,450	$73,990	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company had no Level 3 assets or liabilities as of June 30, 2020 and December 31, 2019. There were no transfers between Level 1 and Level 2 for the periods ended June 30, 2020 and December 31, 2019.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of June 30, 2020 and December 31, 2019.

4.	Available-for Sale Securities

All marketable securities were considered available-for-sale at June 30, 2020. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
U.S. government treasuries	$—	—	—	$—
Money market funds	33,032	—	—	33,032
Total cash equivalents	33,032	—	—	33,032
Short-term marketable securities:
U.S. government treasuries	51,956	1	(2)	51,955
U.S. government agency securities	12,019	15	—	12,034
U.S. government securities	55,052	267	—	55,319
Corporate debt securities	17,521	54	(1)	17,574
Total short-term marketable securities	136,548	337	(3)	136,882
Long-term marketable securities:
U.S. government agency securities	—	—	—	—
Corporate debt securities	1,329	1	—	1,330
U.S. government securities	2,592	—	(93)	2,499
Total long-term marketable securities	3,921	1	(93)	3,829
Total	$173,501	$338	$(96)	$173,743

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
U.S. government agency securities	$7,597	—	—	$7,597
Corporate debt securities	—	—	—	—
Money market funds	29,450	—	—	29,450
Total cash equivalents	37,047	—	—	37,047
Short-term marketable securities:
U.S. government treasuries	—	—	—	—
U.S. government agency securities	13,716	3	—	13,719
U.S. government securities	30,072	—	(6)	30,066
Corporate debt securities	15,509	43	—	15,552
Total short-term marketable securities	59,297	46	(6)	59,337
Long-term marketable securities:
U.S. government agency securities	499	—	—	499
U.S. government securities	5,045	4	—	5,049
Corporate debt securities	1,511	—	(3)	1,508
Total long-term marketable securities	7,055	4	(3)	7,056
Total	$103,399	$50	$(9)	$103,440

As of June 30, 2020 and December 31, 2019, certain of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment for the six months ended June 30, 2020. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than 12 months or the loss was not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Laboratory equipment	$4,217	$3,757
Furniture and fixtures	576	576
Computer equipment and software	91	91
Leasehold improvements	8,873	8,873
	13,757	13,297
Less: Accumulated depreciation and amortization	(2,929)	(1,914)
Total property and equipment, net	$10,828	$11,383

Depreciation and amortization expense for property and equipment amounted to $0.5 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2020	2019
Accrued research and development	$5,917	$3,893
Accrued personnel costs	2,223	2,575
Accrued professional and consulting fees	815	684
Accrued offering costs	4	—
Other	97	343
Total accrued liabilities	$9,056	$7,495

6.	Commitments and Contingencies

Leases

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease commencement date was July 1, 2019, at which time the Company took occupancy.

The Cove Lease includes an option to renew, exercisable at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of June 30, 2020, the Company has not determined whether it will exercise its option to extend the lease term.  Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. The lease qualifies as an operating lease. The following table summarizes the presentation in the Company’s condensed balance sheets of its operating lease (in thousands):

As of June 30, 2020
Assets:
Operating lease right-of-use assets	$6,813
Liabilities
Operating lease liabilities	$1,312
Operating lease liabilities, net of current portion	13,057
Total operating lease liabilities	$14,369

The Company incurred $0.2 million and $0.1 million in variable lease costs for the three months ended June 30, 2020 and June 30, 2019, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

Future minimum lease payments under the Cove Lease as of June 30, 2020 are as follows (in thousands):

As of June 30, 2020	Operating Lease Commitments
2020	$1,263
2021	2,566
2022	2,647
2023	2,731
2024	2,817
Thereafter	7,433
Total future minimum lease payments	19,457
Less: Present value adjustment for minimum lease commitments	(5,088)
Total	$14,369

As of June 30, 2020, the weighted average remaining lease term was 7.0 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.95%.

Rent expense was $0.6 million and $0.9 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $1.2 million and $1.6 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Amortization of the right-of-use lease assets was $0.1 million and $0.5 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $0.2 million and $0.8 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

Maverick Litigation

On April 3, 2020, the Delaware Chancery Court issued a memorandum opinion, which related only to the Company’s ProTriTAC platform. The Court ruled in favor of the Company on claims by Maverick Therapeutics, Inc. (“Maverick”) for breach of contract and misappropriation of trade secrets and dismissed those claims. As part of that ruling, the Court determined that the Company’s ProTriTAC technology is not in a field that is subject to a four year non-compete.  The Court found in favor of Millennium Pharmaceuticals, Inc. (“Millennium”) on its claim against the Company for fraud in inducing Millennium’s investment in Maverick. The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. The Court has directed that the litigation will now move to a damages phase, in which damages related to the fraud ruling, if any, will be determined. No provision for a loss contingency has been recorded as the amount of damages, if any, is neither probable nor estimable as of June 30, 2020.

7.	Collaboration & License Agreements

Development and Option with AbbVie

On November 20, 2019, the Company entered into a Development and Option Agreement with AbbVie (as amended, the “Development and Option Agreement”) in connection with the Company’s HPN217 program, which targets B cell maturation antigen, (“BCMA”). Pursuant to such agreement, the Company granted to AbbVie an option to a worldwide, exclusive license under the Company’s patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA, (“HPN217 Products”). Under the Development and Option Agreement, the Company filed an IND for HPN217 and will conduct clinical development activities pursuant to a mutually agreed development plan, including conducting a Phase 1/2 clinical trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to take a worldwide, exclusive license to such HPN217 program.

Under the Development and Option Agreement, AbbVie may exercise its license option at any time during a period commencing on the effective date of the agreement and expiring after a specified period following delivery by the Company of a specified data package arising from the first Phase 1/2 trial for the HPN217 Products. Following AbbVie’s exercise of its option, and except for completion of certain development activities by the Company under the development plan, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of HPN217 and any other HPN217 Products. AbbVie is required to use commercially reasonable efforts to develop and obtain regulatory approval for one HPN217 Product, for at least one indication, for use in each of the United States and specified European markets.

Upon execution of the Development and Option Agreement, the Company received an upfront payment of $30.0 million.  Additionally, in June 2020, the Company received a development milestone payment of $50.0 million as a result of initiating its Phase 1/2 clinical trial by dosing the first patient with HPN217 in April 2020.

If AbbVie exercises its option, AbbVie will pay the Company an option exercise fee of $200.0 million. Following option exercise, AbbVie will be required to make further payments to the Company of up to $230.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for HPN217 Products. The Company will also receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of HPN217 Products at percentages ranging from the high single digits to the very low double digits, subject to specified offsets and reductions. Royalties will be payable under the Development and Option Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of HPN217 and each other HPN217 Product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country, or ten years following first commercial sale of such HPN217 Product in such country.

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

At the inception of the agreement, the transaction price included the $30.0 million up-front consideration received in December 2019 and a development milestone of up to $50.0 million to be received upon dosing of the first patient in the HPN217 Phase 1/2 clinical trial within a specified time period, for a total transaction price of $80.0 million. In April 2020, the Company achieved this development milestone as a result of dosing its first patient in the Phase 1/2 clinical trial of HPN 217 and received $50.0 million in June 2020. The remaining development, commercialization, and sales milestones along with sales-based royalties were not included in the transaction price, as these milestone amounts were fully constrained on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The transaction price of $80.0 million, relates to a single unit of accounting. The initial development activities are considered a single unit of accounting. The Company recognizes revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of June 30, 2020, there were no changes to the estimate of the transaction price or adjustments to measure of performance and related revenue recognition.

The Company recognized $2.2 million and $5.1 million of revenue for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the Company had recorded $73.1 million in deferred revenue, of which $51.4 million was classified as long-term deferred revenue and $21.7 million as short-term deferred revenue, in the accompanying balance sheet.

As of June 30, 2020, the Company will recognize royalty revenue in the period of sale of the related products, if any, based on the underlying contract terms. No such amounts were recognized during the year ended June 30, 2020.

Amended and Restated Discovery Collaboration Agreement with AbbVie

On November 20, 2019, the Company entered into an Amended and Restated Discovery Collaboration and License Agreement (the “Restated Collaboration Agreement”), with AbbVie, which amends and restates the Discovery Collaboration and License Agreement entered into between the Company and AbbVie, dated October 10, 2017 and amended April 3, 2019, (the “Original Collaboration Agreement”).  Pursuant to the Original Collaboration Agreement, the Company granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporates the Company’s proprietary TriTAC technology together with soluble TCRs provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Original Collaboration Agreement, AbbVie was allowed to designate up to two targets, which it selected in 2017 and 2019, respectively. Pursuant to the Restated Collaboration Agreement, the worldwide, exclusive license granted to AbbVie under the Original Collaboration Agreement to develop and commercialize products that incorporate the Company’s proprietary TriTAC platform technology together with soluble T cell receptors (“TCRs”) provided by AbbVie has been expanded to cover products that incorporate antibodies provided by AbbVie or by the Company. The expansion of the collaboration also allows AbbVie to designate up to six additional targets (for a total of eight targets), selected during a specified period following the effective date, to be the subject of activities under the collaboration. During a period of up to four years following the date of AbbVie’s designation of each target for the products, and confirmation of target availability, the Company and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising the Company’s proprietary TriTAC technology, in conjunction with the soluble TCR or antibody sequences directed at the agreed upon targets of interest. The Company may not, including through any third party, develop or commercialize any competing product that binds to any of the included targets. As was the case under the Original Collaboration Agreement, following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed in each Major Market (as defined in the Restated Collaboration Agreement).

In addition to the upfront payment of $17 million paid under the Original Collaboration Agreement, the Company received an upfront payment of $20 million under the Restated Collaboration Agreement for AbbVie’s right to select two additional targets and an option to select up to four further targets. AbbVie will be required to make payments to the Company, upon target selection, of $10 million for each target, up to four further targets selected by AbbVie. For each of the up to eight targets selected, the Company will receive up to $300 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for licensed products indicated for human therapeutic or prophylactic use, totaling up to $2.4 billion in the aggregate, if such licensed products are successfully progressed against all-included targets and indications. The Company will also be eligible to receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of licensed products at percentages in the mid-single digits, subject to specified offsets and reductions. Royalties will be payable under the Restated Collaboration Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country or ten years following first commercial sale of such product in such country.  If licensed products are developed and commercialized for diagnostic or veterinary use, or certain screening or monitoring uses, the parties have agreed to negotiate an appropriate reduction in the economic terms applicable to such non-therapeutic and prophylactic applications.

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

At the inception of the Original Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the two initial targets. The Company has evaluated the transaction price and has determined $17.0 million is still appropriate as of June 30, 2020.  The Company has recognized $0.5 million and $1.1 million of revenue for the three months ended June 30, 2020 and June 30, 2019, respectively, and $0.9 million and $2.1 million of revenue for the six months ended June 30, 2020 and June 30, 2019, respectively.

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019.  The Company allocates $10.0 million to each additional target selected. The company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of June 30, 2020, AbbVie had not yet selected a target under the Restated Collaboration Agreement, and as such, no revenue was recognized and the upfront payment of $20.0 million was recorded as deferred revenue as of June 30, 2020.

As of June 30, 2020, the Company had recorded $27.1 million in deferred revenue, of which $21.7 million was classified as long-term deferred revenue and $5.4 million as short-term deferred revenue, in the accompanying balance sheet.

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

As of June 30, 2020, the Company has not recognized or earned any milestone payments under the Original Collaboration and Restated Collaboration Agreement. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized during the six month period ended June 30, 2020.

Collaboration and License Revenue

For the three and six months periods ended June 30, 2020 and June 30, 2019, collaboration and license revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Collaboration and License Revenue	2020	2019	2020	2019
AbbVie Restated Collaboration Agreement	$518	$1,063	$912	$2,126
AbbVie Development and Option Agreement	2,244	—	5,147	—
Total collaboration and license revenue	$2,762	$1,063	$6,059	$2,126

8.	Equity

Stock Option Activity

As of June 30, 2020, there were 2,453,666 shares reserved by the Company to grant under its 2019 Equity Incentive Plan (the “2019 Plan”).

The following summarizes option activity under the 2019 Plan and the Company’s 2015 Equity Incentive Plan (the “2015 Plan”):

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2019	2,985,100
Options granted	908,286	13.96
Options exercised	(195,489)	2.21
Options cancelled	(17,867)	4.19
Balance as of June 30, 2020	3,680,030	5.66	8.23	$40,634
Vested and expected to vest as of June 30, 2020	3,680,030	5.66	8.23	$40,634
Exercisable as of June 30, 2020	1,272,446	3.37	7.52	$16,855

As of June 30, 2020, 2,453,666 shares were reserved by the Company to grant under the 2019 Plan. The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock, as determined by the Board. The intrinsic value of options exercised was $2.1 million and $2.8 million for the three and six months ended June 30, 2020, respectively, and $2.2 million and $2.4 million for the three and six months ended June 30, 2019, respectively. There is no future tax benefit related to options exercised, as the Company has accumulated net operating losses at June 30, 2020 and June 30, 2019.

During the six months ended June 30, 2020 and 2019, the estimated weighted-average grant-date fair value of the employee options vested was $1.87 and $0.85 per share, respectively, and the estimated weighted- average grant-date fair value of employee options granted was $9.00 and $9.19 per share, respectively.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2020	2019
Expected term (years)	5.97	5.82
Expected volatility	78.36%	77.78%
Risk-free interest rate	1.19%	2.29%
Expected dividend	0%	0%

Total stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating Expenses
Research and development	$474	$150	$826	$297
General and administrative	704	317	1,199	539
Total stock-based compensation	$1,178	$467	$2,025	$836

Stock-based compensation related to non-employee awards, which is included in the table above, was insignificant for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million for the six months ended June 30, 2020 and 2019.

Restricted Stock

In 2015, the Company issued restricted stock awards to employees and directors under the 2015 Plan at a purchase price of $0.0005 per share. The shares related to restricted stock awards are subject to a lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. For accounting purposes, unvested restricted stock awards are not considered issued and outstanding and therefore are not reflected as issued and outstanding in the accompanying statements of convertible preferred stock and stockholders’ equity (deficit) until the awards vest. The Company did not have any restricted shares as of June 30, 2020.

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the repurchase right lapses. As of June 30, 2020 and December 31, 2019, there was $39,000 and $55,000, respectively, recorded in other current liabilities relating to shares subject to repurchase. For accounting purposes, unvested early exercised shares are not considered issued and outstanding until the awards vest. As a result of early exercises under the 2015 Plan, 35,477 and 56,211 shares had not vested and were subject to repurchase as of June 30, 2020 and December 31, 2019, respectively.

Employee Stock Purchase Plan (ESPP)

In January 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective upon the closing of the Company’s IPO in February 2019.  The 2019 ESPP initially reserved 250,000 shares of common stock for employee purchases under terms and provisions established by the Board of Directors. The 2019 ESPP provides that the number of shares reserved and available for issuance under the 2019 ESPP will automatically increase January 1st of, each year for a period of up to ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 750,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. In January 2020, common stock available for issuance under the 2019 ESPP was increased by approximately 249,000 shares as a result of this automatic increase provision. The Company issued 25,461 shares under the 2019 ESPP during the six months ended June 30, 2020. The Company has approximately 474,000 shares reserved for future issuance as of June 30, 2020.

9.	Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,	As of December 31,
	2020	2019
Common stock options issued and outstanding	3,680,030	2,985,100
ESPP shares issuable and outstanding	—	11,523
Early exercised stock options subject to future vesting	35,477	56,211
Total	3,715,507	3,052,834

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(12,692)	$(11,817)	$(25,244)	$(25,396)
Net loss per share, basic and diluted	$(0.51)	$(0.49)	$(1.01)	$(1.30)
Weighted-average shares used to compute basic and diluted net loss per share	24,961,183	24,294,211	24,902,229	19,548,600

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

Overview

We are a clinical-stage immunotherapy company developing a novel class of T cell engagers that harness the power of the body’s immune system to treat patients suffering from cancer and other diseases. T cell engagers are engineered proteins that direct a patient’s own T cells to kill target cells that express specific proteins, or antigens, carried by the target cells. Using our proprietary TriTAC platform, we are developing a pipeline of novel T cell engagers, or TriTACs, initially focused on the treatment of solid tumors and hematologic malignancies. We have also nominated our first clinical candidate using our proprietary ProTriTAC platform, a prodrug version of our TriTAC platform, designed to expand the target space for T cell engagers and bring the TriTAC benefits to a broader number of patients.

We currently have three TriTAC product candidates in clinical development. HPN424 is currently in a Phase 1/2a clinical trial for the treatment of metastatic castration-resistant prostate cancer, or mCRPC. HPN536 is currently in a Phase 1/2a clinical trial for the treatment of ovarian cancer and other mesothelin-, or MSLN-, expressing solid tumors. HPN217 is currently in a Phase 1/2 clinical trial targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma. We also have one TriTAC product candidate in preclinical development, HPN328, targeting Delta-like canonical Notch ligand 3, or DLL3, for the treatment of small cell lung cancer, or SCLC, and other DLL3-expressing tumors.

ASCO2020 Presentation on HPN424 and Corporate Pipeline Update

In May 2020, we presented interim data from the ongoing dose-escalation portion of a Phase 1/2a trial for HPN424 in patients with metastatic castration-resistant prostate cancer, or mCRPC at the American Society of Clinical Oncology, or ASCO 2020 Virtual Scientific Program, or ASCO 2020. Later in May 2020, we also provided a corporate pipeline update, including further details on HPN424 results to date, a first look at trial progress for HPN536, and a declaration of the first clinical candidate from our ProTriTAC platform, which is a prodrug approach to our TriTAC technology.  A summary of the ASCO2020 presentation on HPN424 and our pipeline progress are provided below:

TriTAC Pipeline Update

HPN424: In May 2020, we presented interim data from the ongoing dose-escalation portion of a Phase 1/2a trial for HPN424, our lead product candidate, in patients with mCRPC at ASCO 2020. At the time of the data cutoff, 44 patients with progressive mCRPC had been treated in 11 cohorts. Initial safety data showed that HPN424 is generally well tolerated, and cytokine-related adverse events were transient and manageable. Early signals of clinical activity were suggested by multiple patients remaining on study for more than 24 weeks, and by several patients with serum PSA declines. Additionally, pharmacokinetic data confirmed half-life extension and supports the weekly dosing schedule and pharmacodynamic data support T cell activation and target engagement, all consistent with the expected mechanism of action. Patients continue to be enrolled in the escalation phase of the trial in the United States and Europe, with a goal to identify a dose for an expansion phase planned for the second half of 2020.

HPN536: HPN536 is a MSLN-targeting T cell engager, and we are currently enrolling patients in a Phase 1/2a clinical trial for ovarian, pancreatic and other MSLN-expressing solid tumors. The study is collecting data to evaluate the safety, tolerability, pharmacokinetics and activity of HPN536. In May 2020, we provided an update on HPN536. We highlighted that the dose escalation portion of the study was progressing well with 25 patients enrolled (15 ovarian, 10 pancreatic). Adverse events have been transient, manageable and pharmacokinetic data obtained demonstrated half-life extension that supports once-weekly dosing. Dose escalation is ongoing, including evaluation of alternative dosing schedules and we expect to present additional interim data from the trial in the second half of 2020.

HPN217: In April 2020, we announced that the first patient was dosed with HPN217 in a Phase 1/2 clinical trial focused on relapsed/refractory multiple myeloma, or RRMM. HPN217 is covered by a global development and option agreement with AbbVie Inc., or AbbVie, and treatment of the first patient in the clinical trial triggered a $50 million milestone payment, which we received in June 2020. HPN217 targets B-cell maturation antigen, or BCMA, a well-validated target expressed on multiple myeloma cells. Harpoon is responsible for conducting the Phase 1/2 clinical trial, and we are actively enrolling patients in the dose escalation portion of the multi-country trial. Under the agreement with AbbVie, we are eligible to receive future payments totaling up to $430 million upon AbbVie’s exercise of an exclusive license option and achievement of certain development, regulatory, and commercial milestones, in addition to royalties on commercial sales.

HPN328: We are developing HPN328, which targets DLL3, to initially treat SCLC and other DDL3-expressing tumors. We plan to initiate a Phase 1/2 clinical trial in the second half of 2020. In October 2019, we presented data on HPN328 for the treatment of small cell lung cancer at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. HPN328 was well-tolerated in cynomolgus monkeys at 1 and 10 mg/kg, and pharmacokinetic data support the potential for once weekly dosing.

ProTriTAC

In May 2020, as a part of our pipeline update, we also presented advancements in our second platform, ProTriTAC, which was designed to expand the universe of addressable targets and indications for T cell engagers. We have nominated the first ProTriTAC clinical candidate, with IND enabling studies underway, and we expect to provide additional development updates later this year. Our ProTriTAC platform applies a prodrug concept to create a therapeutic T cell engager that remains inactive until it reaches the tumor. ProTriTACs therefore have the potential for additional tumor specificity and enhanced safety profiles because they are designed to have limited interaction with their molecular targets in healthy tissue, allowing us to target tumor-associated antigens that may be more broadly expressed. When a ProTriTAC penetrates a tumor, tumor-associated proteases cleave off the blocking domain of the ProTriTAC, thereby enabling the engagement of T cells to subsequently kill tumor cells. This activation process also diminishes the half-life of the resulting T cell engager. If active molecules leave the tumor tissue, they are rapidly eliminated from the body, therefore further limiting the potential side effects in normal tissues.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $12.7 million and $11.8 million for the three months ended June 30, 2020 and 2019, respectively, and $25.2 million and $25.4 million for the six months ended June 30, 2020 and 2019,respectively. As of June 30, 2020, we had an accumulated deficit of $143.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

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

COVID-19 Business Update

In December 2019, there was an outbreak of a novel strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared COVID-19 a pandemic. The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or mitigate its impact and the economic impact on local, regional, national and international markets. As of June 30, 2020, we have not experienced a significant financial impact directly related to the pandemic but have experienced some minor disruptions to clinical operations, including patient enrollment in some of our clinical trials. We continue to assess the overall impact of the COVID-19 pandemic on our business and operations, including our programs, expected timelines, expenses, manufacturing and clinical trials.

While we are currently continuing our clinical trials we have underway in sites in the United States, the United Kingdom, and Europe, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials, as a result of potential delays or difficulties in enrolling or assessing patients in our clinical trials, clinical site initiation, diversion of healthcare resources away from the conduct of clinical trials, interruption of key clinical trial activities, among other factors. While our third-party contract manufacturers continue to operate at or near normal levels and while we currently do not anticipate any interruptions to our contract manufacturers’ processes, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party contract manufacturers’ ability to produce quantities of our product candidates for preclinical testing and clinical trials. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.  Certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our contract research organizations may also need to make certain adjustments to the operation of our clinical trials in an effort to ensure the monitoring and safety of patients and minimize risk to trial integrity during the pandemic and generally. We could also see an impact on our ability to interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise.

In addition, in response to the ongoing spread of COVID-19, we have closed our executive offices, substantially all of our employees are currently telecommuting, and we have limited the number of staff in our laboratory. The effects of the COVID-19 pandemic could adversely impact our business and clinical trials, particularly if the COVID-19 pandemic continues and persists for an extended period of time. See “Risk factors—Our business could be adversely affected by the effects of health epidemics, including the recent outbreak of the novel coronavirus. A COVID-19 pandemic is ongoing in many parts of the world and may result in significant disruptions which could materially affect our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites.” for more information regarding the potential impact of the COVID-19 pandemic on our business and operations. We continue to actively monitor this situation and the possible effects on our business and operations.

Collaborations with AbbVie

Development and Option Agreement

On November 20, 2019, we entered into a Development and Option Agreement, which we refer to, as amended, as the Development and Option Agreement, with AbbVie in connection with our HPN217 program, which targets B cell maturation antigen, or BCMA. The Development and Option Agreement was amended in April 2020 to make certain amendments to dates relating to the first milestone payment, and to finalize certain aspects of the clinical manufacturing plan, as previously contemplated. Pursuant to such agreement, we granted to AbbVie an option to a worldwide, exclusive license to our patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA, or HPN217 Products. Under the Development and Option Agreement, we filed an IND for HPN217 and will conduct clinical development activities pursuant to a mutually agreed upon development plan, including conducting a Phase 1/2 clinical trial of

HPN217, in order for AbbVie to determine whether it wishes to exercise its option to a worldwide, exclusive license to such HPN217 program. We initiated a Phase 1/2 clinical trial in April 2020.

Under the Development and Option Agreement, AbbVie may exercise its license option at any time during a period commencing on the effective date of the agreement and expiring after a specified period following delivery by us of a specified data package arising from the first Phase 1/2 trial for the HPN217 Products. Following AbbVie’s exercise of its option, and except for completion of certain development activities by us under the development plan, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of HPN217 and any other HPN217 Products. AbbVie is required to use commercially reasonable efforts to develop and obtain regulatory approval for one HPN217 Product, for at least one indication, for use in each Major Market (as defined in the Development and Option Agreement).

AbbVie paid an upfront payment of $30.0 million and, in June 2020, a development milestone payment of $50.0 million, as we dosed our first patient in the Phase 1/2 clinical trial of HPN217 in April 2020. If AbbVie exercises its option, AbbVie will pay us an option exercise fee of $200 million.  Following option exercise, AbbVie will be required to make further payments to us of up to $230 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for HPN217 Products. We will also receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of HPN217 Products at percentages ranging from the high single digits to the very low double digits, subject to specified offsets and reductions. Royalties will be payable under the Development and Option Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of HPN217 and each other HPN217 Product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country, or ten years following first commercial sale of such HPN217 Product in such country.

We will recognize revenue under the Development and Option Agreement as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. Accordingly, of the $80.0 million upfront payment received in 2019, $2.2 million and $5.1 million of revenue was recognized for the three and six months ended June 30, 2020, respectively, and as of June 30, 2020, we had $73.1 million of deferred revenue under the Development and Option Agreement.

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

In addition to the upfront payment of $17 million already paid under the Original Collaboration Agreement, we received an upfront payment of $20 million under the Restated Collaboration Agreement for AbbVie’s right to select two additional targets and an option to select up to four further targets. AbbVie will be required to make payments to us, upon target selection, of $10 million for each target, up to four further targets selected by AbbVie. For each of the up to eight targets selected, we will receive up to $300 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for licensed products indicated for human therapeutic or prophylactic use, totaling up to $2.4 billion in the aggregate, if such licensed products are successfully progressed against all-included targets and indications. We will also be eligible to receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of licensed products at percentages in the mid-single digits, subject to specified offsets and reductions. Royalties will be payable under the Restated Collaboration Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country or ten years following first commercial sale of such product in such country.  If licensed products are developed and commercialized for diagnostic or veterinary use, or certain screening or monitoring uses, the parties have agreed to negotiate an appropriate reduction in the economic terms applicable to such non-therapeutic and prophylactic applications.

We recognized revenue under the Original Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $17.0 million upfront payment received in 2017, $0.5 million and $0.9 million of revenue was recognized for each of the three and six months ended June 30, 2020, respectively, and $1.1 million and $2.1 million of revenue was recognized for each of the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had $7.1 million of deferred revenue under the Original Collaboration Agreement.

We will recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $20.0 million upfront payment received in 2019, no revenue was recognized for the three and six months ended June 30, 2020 and June 30, 2019. As of June 30, 2020, we had $20.0 million of deferred revenue under the Restated Collaboration Agreement.

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

License Agreement with Werewolf Therapeutics, Inc.

In March 2018, we entered into an assignment and license agreement, or the Werewolf Agreement, with Werewolf Therapeutics, Inc., or Werewolf, a portfolio company of MPM Capital, Inc., a holder of more than 5% of our capital stock. Dr. Luke Evnin, who was a member of our Board through his resignation in June 2020, is the Chairman of the board of directors of Werewolf. Under the Werewolf Agreement, we assigned certain patents that relate to certain inducible polypeptides (and binding moiety for conditional activation of certain polypeptides) to Werewolf and granted to Werewolf a non-exclusive, royalty-bearing, sublicenseable license under certain other patents owned by us and relating to certain proteins, to make, use and commercialize products that are covered by such patents in the field of molecules comprising a certain polypeptide. Werewolf assigned certain patents to us relating to adoptive cell therapies and binding moieties for conditional activation of immunoglobulin and non-immunoglobulin molecules. Under the Werewolf Agreement, Werewolf paid us an upfront fee of $0.5 million. If Werewolf commercializes products covered by the licensed patents, then beginning on the first sale of such products, Werewolf will be obligated to pay to us a royalty on net sales of such products by Werewolf, its affiliates and licensees at a percentage in the low single digits, subject to an obligation to make a minimum annual royalty payment at an amount in the low hundreds of thousands of dollars.

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

Royalties on net sales will be recognized when the underlying sales occur. No royalty revenue was recognized under the Werewolf Agreement as of June 30, 2020.

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

Other Expense

Other expense is primarily comprised of foreign currency transaction losses related to certain transactions with European third-party vendors.

Results of Operations

Comparison of the Three and Six Months ended June 30, 2020 and 2019

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	Change ($)	Change (%)	2020	2019	Change ($)	Change (%)
	(dollars in thousands)				(dollars in thousands)
Revenue:
Collaboration and license revenue	$2,762	$1,063	$1,699	160%	$6,059	$2,126	$3,933	185%
Total revenue	2,762	1,063	1,699	160%	6,059	2,126	3,933	185%
Operating expenses:
Research and development	11,924	9,971	1,953	20%	24,443	19,353	5,090	26%
General and administrative	3,945	3,734	211	6%	7,858	9,566	(1,708)	-18%
Total operating expenses	15,869	13,705	2,164	16%	32,301	28,919	3,382	12%
Loss from operations	(13,107)	(12,642)	465	4%	(26,242)	(26,793)	(551)	-2%
Interest income	415	840	(425)	-51%	999	1,416	(418)	-29%
Other expense	—	(15)	(15)	*	(1)	(19)	(18)	96%
Net loss	$(12,692)	$(11,817)	$875	7%	$(25,244)	$(25,396)	$(152)	-0.6%

*	Not meaningful

Revenue

Collaboration and license revenue increased by $1.7 million, or 160%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  The increase was primarily due to $2.3 million of revenue recognized related to the Development and Option Agreement, which was entered into in November 2019, for research and development services performed, partially offset by a decrease of $0.6 million revenue recognized for research and development services performed under the Restated Collaboration Agreement.  Collaboration and license revenue increased by $3.9 million, or 185%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  The increase was primarily due to $5.1 million of revenue recognized related to the Development and Option Agreement, which was entered into in November 2019 for research and development services performed, partially offset by a decrease of $1.2 million revenue recognized for research and development services performed under the Restated Collaboration Agreement.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Product and clinical development	$4,323	$4,170	$9,722	$8,163
Research and technology services	698	707	1,209	1,368
Laboratory supplies and equipment	514	514	1,168	1,038
Pharmacology services	58	125	530	323
Personnel-related	3,754	2,123	6,872	4,264
Facility and other allocated expenses	1,547	1,801	2,998	3,097
Consulting	1,030	531	1,944	1,100
Total research and development expenses	$11,924	$9,971	$24,443	$19,353

Research and development expenses increased by $1.9 million, or 20%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to a $1.6 million increase in personnel-related expenses due to an increase in headcount and a $0.7 million increase in product and clinical development expense and consulting expenses due to continued development of our four product candidates, which included conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development, which was offset by a $0.3 million decrease in facility and other allocated expenses and

$0.1 million decrease in pharmacology and research and technology services due to the completion of certain research activities as our lead product candidates transitioned into clinical development.

Research and development expenses increased by $5.1 million, or 26%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  The increase was primarily due to a $2.6 million increase in personnel-related expenses due to an increase in headcount, a $2.4 million increase in product and clinical development expense and consulting expenses due to continued development of our four product candidates, which included conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development, and a $0.3 million increase in pharmacology services and lab equipment, offset by a $0.2 million decrease in research and technology services and family and other allocated expenses due to completion of certain research activities as our lead product candidates transitioned into clinical development.

General and Administrative

General and administrative expenses increased by $0.2 million, or 6%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to a $0.6 million increase in personnel-related expenses due to an increase in headcount and a $0.1 million increase in accounting services primarily related to the preparation of our fiscal year 2020 Audit, which was offset by a $0.5 million decrease in legal fees associated with litigation with Maverick Therapeutics, Inc. incurred in 2019.

General and administrative expenses decreased by $1.7 million, or 18%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  The decrease was primarily due to a $2.9 million decrease in legal fees associated with litigation with Maverick Therapeutics, Inc. incurred in 2019 and a $0.4 million decrease in consulting and accounting services primarily related to our fiscal 2018 year-end audit associated with preparations for our initial public offering incurred in 2019, which was offset by a $1.2 million increase in personnel-related expenses due to an increase in headcount, and a $0.4 million increase related to other professional services to support our ongoing operations as a public company.

Interest Income

Interest income decreased by $0.4 million, or 51%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  The decrease was primarily due to lower interest rates associated with our cash deposit accounts and marketable securities.

Interest income decreased by $0.4 million, or 29%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  The decrease was primarily due to lower interest rates associated with our cash deposit accounts and marketable securities.

Other Expense

Other expense increased for both the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019.  The increase for both periods was primarily due to losses from foreign currency fluctuation.

Liquidity and Capital Resources

Liquidity

Since our inception and through June 30, 2020, we have financed our operations primarily through the issuance of convertible notes, the sale of convertible preferred stock, the sale of common stock, upfront payments received by us from our collaboration and license agreements and the initial public offering of our common stock on Nasdaq, including the partial exercise of the underwriters’ option to purchase additional shares, in which we received an aggregate of approximately $70.7 million in net proceeds, which amount is net of $10.1 million in underwriters’ discount and offering costs. As of June 30, 2020, we had $175.4 million in cash, cash equivalents and marketable securities, an accumulated deficit of $143.4 million and working capital of $135.7 million. In June 2020, we received a $50 million development milestone from AbbVie upon dosing the first patient in our Phase 1/2 clinical trial of HPN217, pursuant to our Development and Option Agreement with AbbVie. We expect to continue to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our product candidates. Additional capital will be needed to undertake these activities and commercialization efforts, and, therefore, we intend to raise such capital through the issuance of additional equity, borrowings, and potentially strategic alliances with other companies. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of the development programs or commercialization efforts, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the our business, results of operations, financial condition and/or out ability to fund our scheduled obligations on a timely basis or at all.

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

Cash Flows

	For the Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash (used in) provided by:
Operating activities	$20,038	$(25,372)
Investing activities	(74,402)	(82,852)
Financing activities	366	70,825
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(53,998)	$(37,399)

Cash Flows from Operating Activities

During the six months ended June 30, 2020, cash used in operating activities was $20.0 million, which consisted of a net loss of $25.2 million and a net change of $41.9 million in our net operating assets and liabilities, partially offset by $3.3 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $2.0 million, depreciation and amortization of $1.0 million, amortization operating right-of-use lease asset of $0.2 million, and net amortization of premiums and discounts on marketable securities of $0.1 million. The change in operating assets and liabilities was primarily due to an increase in deferred revenue of $42.8 million resulting from the $50.0 million cash milestone received from AbbVie related to the Development Option Agreement, an increase in prepaid expenses and other current assets of $0.6 million resulting from the timing of payments made for operating costs to support our operations as a public company, including director and officers liability insurance policies, and timing for ongoing research and development activities, and a net decrease in accounts payable and accrued liabilities and other current liabilities of $0.3 million primarily related to legal fees associated with the Maverick litigation and timing of research and development activities.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2020, cash used in investing activities of $74.4 million was primarily related to purchases and maturities of marketable securities.

During the six months ended June 30, 2019, cash used in investing activities of $82.9 million was primarily related to purchases of marketable securities and property and equipment consisting primarily of laboratory equipment.

Cash Flows from Financing Activities

During the three months ended June 30, 2020, cash provided by financing activities of $0.4 million was primarily from the exercise of options to purchase common stock and issuance of shares pursuant to our employee stock purchase plan.

During the six months ended June 30, 2019, cash provided by financing activities of $70.8 million was primarily related to the proceeds received from our IPO in February 2019.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2020:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
	(In thousands)
Operating lease obligations	$1,263	$7,943	$5,726	$4,525	$19,457
Total	$1,263	$7,943	$5,726	$4,525	$19,457

The obligations noted above represent operating lease obligations related to our currently occupied premises at 131 Oyster Point Blvd in South San Francisco, California that commenced in July 2019 and expires in June 2027.  The initial annual base rent is approximately $2.2 million, and such amount will increase by 3.5% annually on each anniversary of the commencement date, equaling approximately $20.0 million over the eight-year lease term. In connection with the lease, we will maintain a letter of credit for the benefit of the landlord in the amount of $0.5 million. Under the lease agreement, we have an option to extend the lease for an additional period of eight years.  As of June 30, 2020, we have not determined whether we will exercise our option to extend the lease term.

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

Critical Accounting Polices and Estimates

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates. There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2020 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 12, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, including the related stay-at-home and shelter-in-place orders mandated by state and local governments in which we operate, our employees, including those responsible for financial reporting, have been working remotely since March 2020. As part of our Company’s transition to a temporary remote workforce, we took precautionary actions to re-evaluate our financial reporting process to provide assurance that we could report our financial results accurately and timely. We will continue to monitor and assess new potential impacts of COVID-19, including those related to any stay-at-home and shelter-in-place requirements, on the design and operating effectiveness of our internal controls going forward.

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

On April 3, 2020, the Delaware Chancery Court issued a memorandum opinion, which related only to our ProTriTAC platform. The Court ruled in our favor on Maverick’s claims for breach of contract and misappropriation of trade secrets and dismissed those claims. As part of that ruling, the Court determined that our ProTriTAC technology is not in a field that is subject to a four year non-compete.  The Court found in favor of Millennium on its claim against us for fraud in inducing Millennium’s investment in Maverick. The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. The litigation is currently in the damages phase, at the conclusion of which damages related to the fraud ruling, if any, will be determined.

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

Success in preclinical studies does not ensure that later clinical trials will be successful. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after positive results in earlier preclinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. In addition, the results of our preclinical animal studies, including our non-human primate studies, may not be predictive of the results of outcomes in human clinical trials. For example, while we did not observe unacceptable safety events in our preclinical testing of HPN536, given the expression of MSLN on both normal and cancerous cells, we may observe unacceptable levels of toxicity in our clinical trial of HPN536. Product candidates in later stages of clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies.

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

We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $25.2 million and $25.4 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated loss of $143.4 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

•	conduct our ongoing Phase 1/2a trial of HPN424 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC;
•	conduct our ongoing Phase 1/2a trial of HPN536 for the treatment of ovarian cancer and other MSLN-expressing tumors;
•	conduct our ongoing Phase 1/2 trial of HPN217 for the treatment of multiple myeloma;
•	initiate a Phase 1/2 clinical trial of HPN328 for the treatment of small cell lung cancer;
•	continue the research and development of our other product candidates;
•	continue the development of our product candidates beyond Phase 1 trials;
•	seek to enhance our TriTAC and ProTriTAC platforms and discover and develop additional product candidates;
•	apply for regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a manufacturing, sales, marketing and distribution infrastructure to produce and commercialize any products for which we may obtain regulatory approvals;
•	maintain, expand and protect our intellectual property portfolio;

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

Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the next 12 months from the date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of developing our product candidates, and conducting preclinical studies and clinical trials, including our Phase 1/2a trial of HPN424, Phase 1/2a trial of HPN536, Phase 1/2 trial of HPN217, and our planned Phase 1/2 clinical trial of HPN328;

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Our clinical trial programs and research collaborations outside the United States may implicate international data protection laws, including in Europe.  Many countries have established, or are in the process of establishing, privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, the EU has adopted the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of individuals in the EU, including clinical trial data. It also has significant penalties for non-compliance. The processing of sensitive personal data, such as  health information, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. If our privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement actions that require us to change the way we use personal data and/or fines of up to 20.0 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. In addition to statutory enforcement, a personal data breach can lead to negative publicity and a potential loss of business.

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. We are subject to evolving E.U. laws on data exports, as we may transfer personal information from the European Union, United Kingdom, and Switzerland to other jurisdictions. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union recently invalidated the EU-U.S. Privacy Shield framework. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses.  Authorities in the United Kingdom and Switzerland, whose data protection laws are similar to those of the European Union, may similarly invalidate use of the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, respectively, as mechanisms for lawful personal information transfers from those countries to the United States. We could be impacted by changes in law as a result of the current and past challenges to these mechanisms, which may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity that could have an adverse effect on our business. As such, if we are unable to implement a valid compliance solution for personal information transfers from Europe, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from Europe. Inability to import personal information from the European Economic Area, United Kingdom or Switzerland may also restrict our clinical trials activities in Europe; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense.  Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

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

We are still assessing the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material adverse impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on March 16, 2020, San Mateo County issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Our primary operations are located in South San Francisco, located in San Mateo County. As a result of such county and California state orders, we have closed our executive offices, substantially all of our employees are currently telecommuting, and we have limited the number of staff in our laboratory, which may impact certain of our operations over the near term and long term. As of June 30, 2020, we have not experienced a significant financial impact directly related to the pandemic but have experienced some minor disruptions to clinical operations, including patient enrollment in some of our clinical trials.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain or procurement of materials for our product candidates, which could delay or otherwise impact our preclinical and clinical programs and anticipated development timelines. Additionally, certain preclinical studies for our discovery research programs and clinical trials are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. In addition, certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our CROs may also need to make certain adjustments to the operation of such trials in an effort to ensure the safety and monitoring of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and EMA on April 28, 2020. Any such adjustments would be new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

As of July 31, 2020, we had 76 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We currently rely on third-party suppliers and other third parties for production of our product candidates, and our dependence on these third parties may impair the advancement of our research and development programs and the development of our product candidates. Moreover, we intend to rely on third parties to produce commercial supplies of any approved product candidate and our commercialization of any of our product candidates could be stopped, delayed or made less profitable if those third parties fail to obtain approval of the FDA or comparable regulatory authorities, fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices or fail to otherwise complete their duties in compliance with their obligations to us or other parties.

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

On April 3, 2020, the Delaware Chancery Court issued a memorandum opinion which related only to our ProTriTAc platform. The Court ruled in our favor of the Company on Maverick’s claims for breach of contract and misappropriation of trade secrets and dismissed those claims. As part of that ruling, the Court determined that our ProTriTAC technology is not in a field that is subject to a four year non-compete. The Court found in favor of Millennium on its claim against us for fraud in inducing Millennium’s investment in Maverick. The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. The litigation is currently in the damages phase, at the conclusion of which damages related to the fraud ruling, if any, will be determined.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2019 at a price of $14.00 per share, the reported high and low sales prices of our common stock through July 31, 2020 has ranged from $9.07 to $25.02.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors describe in this “Risk Factors” section:

•

the anticipated results of our Phase 1/2a trial of HPN424, Phase 1/2a trial of HPN536, Phase 1/2 trial of HPN217 and the commencement, enrollment or results of our planned Phase 1/2 clinical trial of HPN328, any other future preclinical studies and clinical trials and trials we may conduct, or changes in the development status of our product candidates;

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

As of July 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 67.5% of our outstanding voting stock.  Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

However, this exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, this provision applies to Securities Act claims and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provision, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provision. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provision will be enforced by a court in those other jurisdictions.

This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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

On June 29, 2020, California’s Governor Newsom signed A.B. 85 suspending California NOL utilization and imposing a cap on the amount of business incentives tax credits (R&D credit) for tax years 2020-2022.  Given a projected GAAP and tax loss for 2020, the suspension is not expected to have a significant impact on our tax position.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1¥*	Asset Transfer Agreement by and between the Registrant and Maverick Therapeutics, Inc., dated as of December 30, 2016, as amended	S-1	333-229040	2.1	1/29/2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-3880	3.1	8/5/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-3880	3.2	2/13/2019

10.1¥*	First Amendment to the Development and Option Agreement between the Registrant and AbbVie Biotechnology Ltd., dated as of April 21, 2020					X
10.2¥	Side Letter Amendment to Development and Option Agreement between the Registrant and AbbVie Biotechnology Ltd., dated April 15, 2020					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Definition Linkbase Document

101.DEF	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: August 5, 2020

HARPOON THERAPEUTICS, INC.
By:	/s/ Gerald McMahon, Ph.D.
Gerald McMahon, Ph.D. President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer (Principal Financial and Accounting Officer)