Form 10-Q
period 2020-09-30
Harpoon Therapeutics, Inc.
filed 2020-11-04
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of October 31, 2020 was 25,380,342 .

HARPOON THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARPOON THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$22,651	$88,736
Short-term marketable securities	132,156	59,337
Prepaid expenses and other current assets	2,917	2,544
Total current assets	157,724	150,617
Property and equipment, net	10,493	11,383
Long-term marketable securities	7,514	7,056
Operating lease right-of-use asset	6,702	7,015
Other assets	888	533
Total assets	$183,321	$176,604
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,779	$2,594
Accrued liabilities	10,435	7,495
Deferred revenue, current	31,637	11,207
Operating lease liabilities, current	1,363	1,217
Total current liabilities	45,214	22,513
Deferred revenue, noncurrent	64,675	46,144
Operating lease liabilities, net of current portion	12,690	13,727
Total liabilities	122,579	82,384
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2020 and December 31, 2019; 25,266,603 shares and 24,850,064 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	217,326	212,339
Accumulated other comprehensive income	127	41
Accumulated deficit	(156,714)	(118,163)
Total stockholders' equity	60,742	94,220
Total liabilities and stockholders' equity	$183,321	$176,604

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Collaboration and license revenue	$3,893	$1,417	$9,952	$3,543
Total revenue	3,893	1,417	9,952	3,543
Operating expenses
Research and development	13,057	9,533	37,500	28,886
General and administrative	4,428	8,493	12,286	18,059
Total operating expenses	17,485	18,026	49,786	46,945
Loss from operations	(13,592)	(16,609)	(39,834)	(43,402)
Interest income, net	299	727	1,298	2,143
Other expense, net	(14)	(26)	(15)	(45)
Net loss	(13,307)	(15,908)	(38,551)	(41,304)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(115)	(25)	86	85
Comprehensive loss	$(13,422)	$(15,933)	$(38,465)	$(41,220)
Net loss per share, basic and diluted	$(0.53)	$(0.65)	$(1.55)	$(1.95)
Weighted-average shares used in computing net loss per share, basic and diluted	25,081,680	24,457,402	24,892,731	21,202,848

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	24,850,064	$3	$212,339	$41	$(118,163)	$94,220
Issuance of common stock under equity incentive plans including exercise of stock options	76,619	—	340	—	—	340
Vesting of early exercised stock options	11,891	—	9	—	—	9
Stock-based compensation	—	—	847	—	—	847
Net loss	—	—	—	—	(12,552)	(12,552)
Unrealized gain on marketable securities	—	—	—	430		430
Balances at March 31, 2020	24,938,574	3	213,535	471	(130,715)	83,294
Issuance of common stock under equity incentive plans including exercise of stock options	144,731	—	347	—	—	347
Vesting of early exercised stock options	8,843	—	8	—	—	8
Stock-based compensation	—	—	1,178	—	—	1,178
Net loss	—	—	—	—	(12,692)	(12,692)
Unrealized loss on marketable securities	—	—	—	(229)		(229)
Balances at June 30, 2020	25,092,148	3	215,068	242	(143,407)	71,906
Issuance of common stock under equity incentive plans including exercise of stock options	167,136	—	748	—	—	748
Vesting of early exercised stock options	7,319	—	6	—	—	6
Stock-based compensation	—	—	1,504	—	—	1,504
Net loss	—	—	—	—	(13,307)	(13,307)
Unrealized loss on marketable securities	—	—	—	(115)	—	(115)
Balances at September 30, 2020	25,266,603	$3	$217,326	$127	$(156,714)	$60,742

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at December 31, 2018	1,211,419	$1	$9,111	—	$(62,591)	$(53,479)
Conversion of Series A, B, and C convertible preferred stock into common stock	16,618,448	1	129,576	—	—	129,577
Issuance of common stock upon exercise of warrants	563,043	—	—	—	—	—
Issuance of common stock upon initial public offering, net of offering costs of $10,122	5,769,201	1	70,646	—	—	70,647
Issuance of common stock for exercise of stock options	18,036	—	25	—	—	25
Vesting of early exercised stock options	11,900	—	9	—	—	9
Stock-based compensation	—	—	369	—	—	369
Vesting of Founder's shares	16,302	—	—	—	—	—
Net loss	—	—	—	—	(13,579)	(13,579)
Unrealized gain on marketable securities	—	—	—	26		26
Balances at March 31, 2019	24,208,349	3	209,736	26	(76,170)	133,595
Issuance of common stock for exercise of stock options	205,328	—	136	—	—	136
Vesting of early exercised stock options	11,898	—	9	—	—	9
Stock-based compensation	—	—	467	—	—	467
Vesting of Founder's shares	5,879	—	—	—	—	—
Net loss	—	—	—	—	(11,817)	(11,817)
Unrealized gain on marketable securities	—	—	—	84		84
Balances at June 30, 2019	24,431,454	3	210,348	110	(87,987)	122,474
Issuance of common stock for exercise of stock options	56,680	—	89	—	—	89
Vesting of early exercised stock options	11,893	—	9	—	—	9
Stock-based compensation	—	—	592	—	—	592
Net loss	—	—	—	—	(15,908)	(15,908)
Unrealized loss on marketable securities	—	—	—	(25)	—	(25)
Balances at September 30, 2019	24,500,027	$3	$211,038	$85	$(103,895)	$107,231

HARPOON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(38,551)	$(41,304)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation expense	3,529	1,428
Depreciation and amortization	1,545	400
Non-cash lease expense	312	1,110
Net amortization of premiums (discounts) on marketable securities	255	(482)
Changes in operating assets and liabilities
Prepaid expenses and other assets	(372)	(1,033)
Other assets	(355)	3,053
Accounts payable	(815)	(697)
Accrued liabilities	2,933	4,317
Deferred revenue	38,962	(3,542)
Operating lease liabilities	(892)	141
Net cash provided by (used in) operating activities	6,551	(36,609)
Cash flows from investing activities
Purchases of property and equipment	(625)	(3,147)
Purchases of marketable securities	(142,086)	(88,867)
Maturities of marketable securities	68,640	24,970
Net cash used in investing activities	(74,071)	(67,044)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of commissions	—	70,647
Proceeds from issuance of common stock in connection with employee benefit plans	1,435	277
Net cash provided by financing activities	1,435	70,924
Net decrease in cash, cash equivalents, and restricted cash	(66,085)	(32,729)
Cash, cash equivalents, and restricted cash at beginning of period	89,203	89,960
Cash, cash equivalents, and restricted cash at end of period	$23,118	$57,231
Supplemental disclosures of non-cash investing and financing information
Conversion of preferred stock to common stock and additional paid-in capital	$—	$129,577
Purchases of property and equipment included in accrued liabilities and accounts payable	$30	$241
Reclassification of employee stock liability to equity upon vesting	$23	$—
Right-of-use asset obtained in exchange for lease obligation	$—	$8,404
Modification of operating lease	$—	$(188)
Tenant improvements provided by landlord	$—	$5,723

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

Liquidity

Since inception, the Company has incurred significant losses and has negative cash flows from operations. As of September 30, 2020, the Company had an accumulated deficit of $156.7 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of September 30, 2020, the Company had cash, cash equivalents, and marketable securities of $162.3 million, which is available to fund future operations. The Company believes as of September 30, 2020, funding from collaborations and partners along with the Company’s cash and cash equivalents, and marketable securities, provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying condensed financial statements. The Company will need to raise additional capital to support the completion of its research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates.

The global pandemic caused by an outbreak of a novel strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in national and global economic disruption and may adversely affect the Company’s business. The Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, industry, and personnel.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of SEC Regulation S-X for interim financial information.

The accompanying unaudited condensed financial statements and notes should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 12, 2020 (the “2019 Annual Report on Form 10-K”). The condensed Balance Sheet as of December 31, 2019 was derived from the audited annual financial statements as of the period then ended. Certain information and footnote disclosures typically included in the Company's audited annual financial statements have been condensed or omitted. The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. The accompanying unaudited condensed financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the nine months ended September 30, 2020, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2019 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 2, “Summary of Significant Accounting Policies,” to the Company’s audited annual financial statements included in the 2019 Annual Report on Form 10-K which have been prepared in accordance with GAAP.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed financial statements include, but are not limited to, the fair value of stock options, the research period of the collaboration agreements with AbbVie Biotechnology Ltd., (“AbbVie”), operating lease asset and lease liabilities, income tax uncertainties and certain accruals. As of September 30, 2020, the Company has not experienced a significant financial impact directly related to the COVID-19 pandemic but has experienced some minor disruptions to clinical operations, including patient enrollment in some of its clinical trials. The Company is uncertain as to what effect the pandemic will have on its financial condition, liquidity, and future results of operations.  Management continues to actively monitor this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and personnel.  The impact of the Company’s business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or mitigate its impact.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and are stated at fair value. There are no significant unrealized gains or losses on the money market funds for the periods presented.

For the periods ended September 30, 2020 and December 31, 2019, the Company classified $0.5 million as restricted cash related to a letter of credit established for an operating lease entered into in August 2018.  The restricted cash is classified in “Other assets” in the condensed balance sheets and is comprised of a letter of credit required pursuant to the lease for the Company’s corporate headquarters entered into in August 2018. See Note 6 Commitments and Contingencies for more information.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows.

	As of
	September 30, 2020	September 30, 2019
	(in thousands)
Balance Sheets
Cash and cash equivalents	$22,651	$56,764
Restricted cash (included in other assets)	467	467
Cash, cash equivalents and restricted cash in condensed Statements of Cash Flows	$23,118	$57,231

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short-term to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities or long-term marketable securities on the condensed balance sheets. Marketable securities with a maturity date greater than 90 days and less than one year at each condensed balance sheet date are classified as short-term. Marketable securities with a maturity date greater than one year at each condensed balance sheet date are classified as long-term. All of the Company’s marketable securities are considered available-for-sale and are reported at fair value with unrealized gains and losses included as a component of stockholders’ equity (deficit). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the condensed statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest income, net on the condensed statements of operations. The cost of securities sold is determined using specific identification.

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

Concentration of Credit Risk

The Company is subject to credit risk from its portfolio of cash equivalents and marketable securities. The Company invests in money market funds through a major U.S. bank and is exposed to credit risk in the event of default by the financial institution to the extent of amounts recorded on the condensed balance sheets. The Company invests excess cash in money market funds and investment grade short- to intermediate-term fixed income securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of the Company’s investment policy, in order of priority, are as follows: preservation of principal, liquidity of investments, fiduciary control of cash and investments, prevention of inappropriate concentrations of investments, and obtaining the best yields. The Company minimizes the amount of credit exposure by investing cash that is not required for immediate operating needs in money market funds and marketable securities.

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

The carrying amounts reflected in the accompanying condensed balance sheets for cash and cash equivalents, restricted cash, short-term marketable securities, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease. Depreciation and amortization begin at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the condensed balance sheet and the resulting gain or loss is reflected in operations. There were no sales or retirement of assets for any of the periods presented.

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

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from upfront license fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. The Company will re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and adjust for any significant changes.

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

Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations (i.e., research and development services) under these arrangements. Amounts due to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. Amounts recognized as revenue prior to receipt are recorded as contract assets included in prepaid expenses and other current assets on the Company’s condensed balance sheet. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, this will be classified in current assets.

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

The Company estimates preclinical and clinical study and research expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical studies, clinical trials and research services and manufacturing organizations in connection with the production of materials for clinical trials on its behalf. The Company estimates these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. The Company records the estimated costs of research and development activities based upon the estimated amount services provided but not yet invoiced and includes these costs in development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service provides under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. Payments associated with licensing agreements to acquire exclusive license to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate future use are expensed as incurred.

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

Share-based payments are measured using fair-value-based measurements and recognized as compensation expense over the service period in which the awards are expected to vest. The Company’s fair-value-based measurements of awards to employees, directors and consultants as of the grant date utilize the single-option award-valuation approach, and the Company uses the straight-line method for expense attribution. The fair-value-based measurements of options granted to nonemployees are remeasured at each period end until the options vest and are amortized to expense as earned. The valuation model used for calculating the estimated fair value of stock awards is the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the Company to make assumptions and judgments about the variables used in the calculations, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s common stock, the related risk-free interest rate and the expected dividend yield. The Company has elected to recognize forfeitures of share-based payment awards as they occur.

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

The Company includes any penalties and interest expense related to income taxes as a component of provision for income tax, as necessary. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

CARES Act

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes modifications to the limitation on business interest expense and net operating loss provisions and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company does not expect the CARES Act to have a material impact on the Company’s condensed financial statements.

Assembly Bill 85 (A.B. 85)

On June 29, 2020, California’s Governor Newsom signed Assembly Bill 85 suspending California net operating loss (“NOL”) utilization and imposing a cap on the amount of business incentives tax credits (R&D credit) for tax years 2020-2022.  Given a projected GAAP and tax loss for 2020, the suspension is not expected to have a significant impact on the Company’s tax position or condensed financial statements.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. As discussed in Note 9 Net Loss Per Share, the unvested portion of early exercised stock options are excluded from the computation of weighted average shares as the continuing vesting of such shares is contingent on the holders’ continued service to the Company. Diluted net loss per share is the same as basic net loss per share for each period presented since the effects of potentially dilutive securities are antidilutive given the net loss of the Company.

Comprehensive Loss

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020 and did not have a material impact on the Company’s disclosures.

3.	Fair Value Measurement

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$17,999	$17,999	$—	$—
Corporate debt securities	1,683	—	1,683	—
Short-term marketable securities
U.S. government securities	35,122	—	35,122	—
U.S. government treasuries	64,482	64,482	—	—
Corporate debt securities	22,454	—	22,454	—
U.S. government agency securities	10,098	—	10,098	—
Long-term marketable securities
Corporate debt securities	4,930	—	4,930	—
U.S. government agency securities	2,584	—	2,584	—
Total cash equivalents and marketable securities	$159,352	$82,481	$76,871	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$29,450	$29,450	$—	$—
U.S. government agency securities	7,597	—	7,597	—
Short-term marketable securities
U.S. government securities	30,066	—	30,066	—
Corporate debt securities	15,552	—	15,552	—
U.S. government agency securities	13,719	—	13,719	—
Long-term marketable securities
Corporate debt securities	1,508	—	1,508	—
U.S. government securities	5,049	—	5,049	—
U.S. government agency securities	499	—	499	—
Total cash equivalents and marketable securities	$103,440	$29,450	$73,990	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company had no Level 3 assets or liabilities as of September 30, 2020 and December 31, 2019. There were no transfers between Level 1 and Level 2 for the periods ended September 30, 2020 and December 31, 2019.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of September 30, 2020 and December 31, 2019.

4.	Available-for Sale Securities

All marketable securities were considered available-for-sale at September 30, 2020. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each condensed balance sheets date are summarized in the tables below:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Corporate debt securities	$1,683	$—	$—	$1,683
Money market funds	17,999	—	—	17,999
Total cash equivalents	19,682	—	—	19,682
Short-term marketable securities:
U.S. government treasuries	64,472	9	—	64,481
U.S. government agency securities	10,098	—	—	10,098
U.S. government securities	35,026	98	—	35,124
Corporate debt securities	22,436	22	(5)	22,453
Total short-term marketable securities	132,032	129	(5)	132,156
Long-term marketable securities:
U.S. government agency securities	2,580	4	—	2,584
Corporate debt securities	4,930	1	(1)	4,930
Total long-term marketable securities	7,510	5	(1)	7,514
Total	$159,224	$134	$(6)	$159,352

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
U.S. government agency securities	$7,597	$—	$—	$7,597
Corporate debt securities	—	—	—	—
Money market funds	29,450	—	—	29,450
Total cash equivalents	37,047	—	—	37,047
Short-term marketable securities:
U.S. government treasuries	—	—	—	—
U.S. government agency securities	13,716	3	—	13,719
U.S. government securities	30,072	—	(6)	30,066
Corporate debt securities	15,509	43	—	15,552
Total short-term marketable securities	59,297	46	(6)	59,337
Long-term marketable securities:
U.S. government agency securities	499	—	—	499
U.S. government securities	5,045	4	—	5,049
Corporate debt securities	1,511	—	(3)	1,508
Total long-term marketable securities	7,055	4	(3)	7,056
Total	$103,399	$50	$(9)	$103,440

As of September 30, 2020 and December 31, 2019, certain of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment for the nine months ended September 30, 2020. All marketable securities with unrealized losses as of each condensed balance sheet date have been in a loss position for less than 12 months or the loss was not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Laboratory equipment	$4,412	$3,757
Furniture and fixtures	576	576
Computer equipment and software	91	91
Leasehold improvements	8,873	8,873
	13,952	13,297
Less: Accumulated depreciation and amortization	(3,459)	(1,914)
Total property and equipment, net	$10,493	$11,383

Depreciation and amortization expense for property and equipment amounted to $0.5 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2020	2019
Accrued research and development	$6,545	$3,893
Accrued personnel costs	2,804	2,575
Accrued professional and consulting fees	884	684
Other	202	343
Total accrued liabilities	$10,435	$7,495

6.	Commitments and Contingencies

Leases

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease commencement date was July 1, 2019, at which time the Company took occupancy.

The Cove Lease includes an option to renew, exercisable at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of September 30, 2020, the Company has not determined whether it will exercise its option to extend the lease term.  Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. The lease qualifies as an operating lease. The following table summarizes the presentation in the Company’s condensed balance sheets of its operating lease (in thousands):

As of September 30, 2020
Assets:
Operating lease right-of-use assets	$6,702
Liabilities
Operating lease liabilities	$1,363
Operating lease liabilities, net of current portion	12,690
Total operating lease liabilities	$14,053

The Company incurred $0.2 million and $0.1 million in variable lease costs for the three months ended September 30, 2020 and September 30, 2019, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Future minimum lease payments under the Cove Lease as of September 30, 2020 are as follows (in thousands):

Operating Lease Payments
Remainder of 2020	$631
2021	2,566
2022	2,647
2023	2,731
2024	2,818
Thereafter	7,434
Total future minimum lease payments	18,827
Less imputed interest	(4,774)
Total	$14,053

As of September 30, 2020, the weighted average remaining lease term was 6.8 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.95%.

Rent expense was $0.6 million and $0.9 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $1.9 million and $2.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Amortization expense of the right-of-use lease assets was $0.1 million and $0.3 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $0.3 million and $1.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

Maverick Litigation

On April 3, 2020, the Delaware Chancery Court issued a memorandum opinion, which related only to the Company’s ProTriTAC platform. The Court ruled in favor of the Company on claims by Maverick Therapeutics, Inc. (“Maverick”) for breach of contract and misappropriation of trade secrets and dismissed those claims. As part of that ruling, the Court determined that the Company’s ProTriTAC technology is not in a field that is subject to a four year non-compete.  The Court found in favor of Millennium Pharmaceuticals, Inc. (“Millennium”) on its claim against the Company for fraud in inducing Millennium’s investment in Maverick. The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. A one-day trial on Millennium’s damages claim was held on September 22, 2020, and the parties are currently engaged in post-trial briefing.  The litigation is currently in the damages phase, at the conclusion of which damages related to the fraud ruling, if any, will be determined. No provision for a loss contingency has been recorded as the amount of damages, if any, is neither probable nor estimable as of September 30, 2020.

7.	Collaboration & License Agreements

Development and Option with AbbVie

On November 20, 2019, the Company entered into a Development and Option Agreement with AbbVie (as amended, the “Development and Option Agreement”) in connection with the Company’s HPN217 program, which targets B cell maturation antigen, (“BCMA”). Pursuant to such agreement, the Company granted to AbbVie an option to a worldwide, exclusive license under the Company’s patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA, (“HPN217 Products”). Under the Development and Option Agreement, the Company filed an Investigational New Drug Application for HPN217 and is responsible for conducting clinical development activities pursuant to a mutually agreed development plan, including conducting a Phase 1/2 clinical trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to take a worldwide, exclusive license to such HPN217 program.

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

If AbbVie exercises its option to a worldwide, exclusive license, AbbVie will pay the Company an option exercise fee of $200.0 million. Following option exercise, AbbVie will be required to make further payments to the Company of up to $230.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for HPN217 Products. The Company will also receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of HPN217 Products at percentages ranging from the high single digits to the very low double digits, subject to specified offsets and reductions. Royalties will be payable under the Development and Option Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of HPN217 and each other HPN217 Product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country, or ten years following first commercial sale of such HPN217 Product in such country.

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

The Company evaluated AbbVie’s option to obtain a worldwide, exclusive license for HPN217 to determine whether it provides AbbVie with any material rights. The Company concluded that the option was not issued at a significant and incremental discount, and therefore do not provide material rights. As such, the option is excluded as a performance obligation at the outset of the agreement.

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

The transaction price of $80.0 million, relates to a single unit of accounting. The initial development activities are considered a single unit of accounting. The Company recognizes revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of September 30, 2020, while there were changes to the development activities under the agreement, the Company did not consider those changes material to the transaction price and no adjustments to the measure of performance and related revenue recognition were made.

The Company recognized $3.2 million and $8.4 million of revenue for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the Company had recorded $69.9 million in deferred revenue, of which $45.5 million was classified as long-term deferred revenue and $24.4 million as short-term deferred revenue, in the accompanying condensed balance sheets.

As of September 30, 2020, the Company will recognize royalty revenue in the period of sale of the related products, if any, based on the underlying contract terms. No such amounts were recognized for the period ended September 30, 2020.

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

In addition to the upfront payment of $17.0 million paid under the Original Collaboration Agreement, the Company received an upfront payment of $20.0 million under the Restated Collaboration Agreement for AbbVie’s right to select two additional targets and an option to select up to four further targets. AbbVie will be required to make payments to the Company, upon target selection, of $10.0 million for each target, up to four further targets selected by AbbVie. For each of the up to eight targets selected, the Company will receive up to $300.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for licensed products indicated for human therapeutic or prophylactic use, totaling up to $2.4 billion in the aggregate, if such licensed products are successfully progressed against all-included targets and indications. The Company will also be eligible to receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of licensed products at percentages in the mid-single digits, subject to specified offsets and reductions. Royalties will be payable under the Restated Collaboration Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country or ten years following first commercial sale of such product in such country.  If licensed products are developed and commercialized for diagnostic or veterinary use, or certain screening or monitoring uses, the parties have agreed to negotiate an appropriate reduction in the economic terms applicable to such non-therapeutic and prophylactic applications.

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

At the inception of the Original Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the two initial targets. The Company has evaluated the transaction price and has determined $17.0 million is still appropriate as of September 30, 2020.  The Company has recognized $0.7 million and $1.4 million of revenue for the three months ended September 30, 2020 and September 30, 2019, respectively, and $1.6 million and $3.5 million of revenue for the nine months ended September 30, 2020 and September 30, 2019, respectively.

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019.  The Company allocates $10.0 million to each additional target selected. The Company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of September 30, 2020, AbbVie had not yet selected a target under the Restated Collaboration Agreement, and as such, no revenue was recognized and the upfront payment of $20.0 million was recorded as deferred revenue as of September 30, 2020.

As of September 30, 2020, the Company had recorded $26.4 million in deferred revenue, of which $7.2 million as short-term deferred revenue and $19.2 million was classified as long-term deferred revenue, in the accompanying condensed balance sheets.

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

As of September 30, 2020, the Company has not recognized or earned any milestone payments under the Original Collaboration and Restated Collaboration Agreement. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized for the period ended September 30, 2020.

Collaboration and License Revenue

For the three and nine months ended September 30, 2020 and September 30, 2019, collaboration and license revenue in the accompanying condensed statements of operations and comprehensive loss is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Collaboration and License Revenue	2020	2019	2020	2019
AbbVie Restated Collaboration Agreement	$657	$1,417	$1,569	$3,543
AbbVie Development and Option Agreement	3,236	—	8,383	—
Total collaboration and license revenue	$3,893	$1,417	$9,952	$3,543

8.	Equity

Incentive Plans

Stock Option Activity

As of September 30, 2020, there were 2,322,861 shares reserved by the Company to grant under its 2019 Equity Incentive Plan (the “2019 Plan”).

The following summarizes option activity under the Company’s 2019 Plan and 2015 Equity Incentive Plan (the “2015 Plan”):

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2019	2,985,100	$2.89	8.27	$35,509
Options granted	1,054,621	14.16
Options exercised	(327,601)	2.58
Options cancelled	(33,397)	6.25
Balance as of September 30, 2020	3,678,723	$6.12	8.08	$40,350
Vested and expected to vest as of September 30, 2020	3,678,723	$6.12	8.08	$40,350
Exercisable as of September 30, 2020	1,422,464	$3.79	7.41	$18,846

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $1.7 million and $4.5 million for the three and nine months ended September 30, 2020, respectively, and $0.7 million and $3.1 million for the three and nine months ended September 30, 2019, respectively.  There is no future tax benefit related to options exercised, as the Company has accumulated net operating losses on September 30, 2020 and September 30, 2019.

During the nine months ended September 30, 2020 and 2019, the estimated weighted-average grant-date fair value of the stock options vested was $2.62 and $0.86 per share, respectively, and the estimated weighted-average grant-date fair value of stock options granted was $9.54 and $9.80 per share, respectively.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2020	2019
Expected term (years)	5.98	5.86
Expected volatility	78.68%	77.76%
Risk-free interest rate	1.08%	2.22%
Expected dividend yield	0%	0%

Total stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating Expenses
Research and development	$483	$169	$1,309	$466
General and administrative	1,021	423	2,220	962
Total stock-based compensation	$1,504	$592	$3,529	$1,428

Stock-based compensation related to non-employee awards, which is included in the table above, was $0.1 million for the three and nine months ended September 30, 2020 and 2019.

Restricted Stock

In 2015, the Company issued restricted stock awards to employees and directors under the 2015 Plan at a purchase price of $0.0005 per share. The shares related to restricted stock awards are subject to a lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. For accounting purposes, unvested restricted stock awards are not considered issued and outstanding and therefore are not reflected as issued and outstanding in the accompanying condensed statements of stockholders’ equity (deficit) until the awards vest. The Company did not have any restricted shares as of September 30, 2020.

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The common shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the Company’s repurchase right lapses. As of September 30, 2020 and December 31, 2019, there was approximately $32,000 and $55,000, respectively, recorded in other current liabilities relating to common shares subject to repurchase. For accounting purposes, unvested early exercised stock options are not considered issued and outstanding common shares until the stock options vest. As a result of early stock option exercises under the 2015 Plan, 28,158 and 56,211 common shares had not vested and were subject to repurchase as of September 30, 2020 and December 31, 2019, respectively.

Employee Stock Purchase Plan

In January 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective upon the closing of the Company’s IPO in February 2019.  The 2019 ESPP initially reserved 250,000 shares of common stock for employee purchases under terms and provisions established by the Board of Directors. The 2019 ESPP evergreen provision provides that the number of shares reserved and available for issuance under the 2019 ESPP will automatically increase January 1st of, each year for a period of up to ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 750,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our Board of Directors. In January 2020, common stock available for issuance under the 2019 ESPP was increased by approximately 249,000 shares as a result of this evergreen provision. The Company issued 60,485 shares under the 2019 ESPP during the nine months ended September 30, 2020. The Company has approximately 439,000 shares reserved for future issuance as of September 30, 2020.

9.	Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,	As of December 31,
	2020	2019
Common stock options issued and outstanding	3,678,723	2,985,100
ESPP shares issuable and outstanding	—	11,523
Early exercised stock options subject to future vesting	28,158	56,211
Total	3,706,881	3,052,834

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(13,307)	$(15,908)	$(38,551)	$(41,304)
Net loss per share, basic and diluted	$(0.53)	$(0.65)	$(1.55)	$(1.95)
Weighted-average shares used to compute basic and diluted net loss per share	25,081,680	24,457,402	24,892,731	21,202,848

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in Part II, Item 1A “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled “Special Note Regarding Forward-Looking Statements” in this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.

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

We currently have three TriTAC product candidates in clinical development. HPN424 is currently in a Phase 1/2a clinical trial for the treatment of metastatic castration-resistant prostate cancer, or mCRPC. HPN536 is currently in a Phase 1/2a clinical trial for the treatment of ovarian cancer and other mesothelin-, or MSLN-, expressing solid tumors. HPN217 is currently in a Phase 1/2 clinical trial targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma. We are also developing HPN328, a TriTAC product candidate targeting Delta-like canonical Notch ligand 3, or DLL3, for the treatment of small cell lung cancer, or SCLC, and other DLL3-expressing tumors. We expect to initiate the Phase 1/2 trial for HPN328 in the fourth quarter of 2020.

TriTAC Pipeline Update

HPN424: In May 2020, we presented interim data from the ongoing dose-escalation portion of a Phase 1/2a trial for HPN424, our lead product candidate, in patients with mCRPC at ASCO 2020. At the time of the data cutoff, 44 patients with progressive mCRPC had been treated in 11 cohorts. Initial safety data showed that HPN424 is generally well tolerated, and cytokine-related adverse events were transient and manageable. Early signals of clinical activity were suggested by multiple patients remaining on study for more than 24 weeks, and by several patients with serum PSA declines. Additionally, pharmacokinetic data confirmed half-life extension and supports the weekly dosing schedule and pharmacodynamic data support T cell activation and target engagement, all consistent with the expected mechanism of action. Patients continue to be enrolled in the escalation phase of the trial in the United States and Europe, with a goal to identify a dose for an expansion phase planned for the fourth quarter of 2020.

HPN536: HPN536 is a MSLN-targeting T cell engager, and we are currently enrolling patients in a Phase 1/2a clinical trial for ovarian, pancreatic and other MSLN-expressing solid tumors. The study is collecting data to evaluate the safety, tolerability, pharmacokinetics and activity of HPN536.  In May 2020, we provided an update on HPN536. We highlighted that the dose escalation portion of the study was progressing well with 25 patients enrolled (15 ovarian, 10 pancreatic). Adverse events have been transient, manageable and pharmacokinetic data obtained demonstrated half-life extension that supports once-weekly dosing. Dose escalation is ongoing, including evaluation of alternative dosing schedules and we expect to present additional interim data from the trial in the fourth quarter of 2020.

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

HPN328: We are developing HPN328, which targets DLL3, to initially treat SCLC and other DDL3-expressing tumors. We plan to initiate a Phase 1/2 clinical trial in the fourth quarter of 2020.  In October 2019, we presented data on HPN328 for the treatment of small cell lung cancer at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. HPN328 was well-tolerated in cynomolgus monkeys at 1 and 10 mg/kg, and pharmacokinetic data support the potential for once weekly dosing.

ProTriTAC

In May 2020, as a part of our pipeline update, we also presented advancements in our second platform, ProTriTAC, which was designed to expand the universe of addressable targets and indications for T cell engagers. We have nominated the first ProTriTAC clinical candidate, HPN601, with Investigational New Drug Application, or IND enabling studies underway, and we expect to provide additional development updates later this year. Our ProTriTAC platform applies a prodrug concept to create a therapeutic T cell engager that remains inactive until it reaches the tumor. ProTriTACs therefore have the potential for additional tumor specificity and enhanced safety profiles because they are designed to have limited interaction with their molecular targets in healthy tissue, allowing us to target tumor-associated antigens that may be more broadly expressed. When a ProTriTAC penetrates a tumor, tumor-associated proteases cleave off the blocking domain of the ProTriTAC, thereby enabling the engagement of T cells to subsequently kill tumor cells. This activation process also diminishes the half-life of the resulting T cell engager. If active molecules leave the tumor tissue, they are rapidly eliminated from the body, therefore further limiting the potential side effects in normal tissues.

HPN601: We are developing HPN601, our first ProTriTAC candidate which targets epithelial cell adhesion molecule, or EpCAM, and is applicable to a wide array of solid tumors. IND enabling studies are underway, and we will be providing an oral presentation of HPN601 preclinical data at the Society for Immunotherapy of Cancer annual meeting on November 12, 2020.

Business Operations

Since commencing operations in 2015, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of common stock, payments received under our discovery collaboration agreement with AbbVie, and most recently the proceeds from the closing of our IPO of our common stock and listing on the Nasdaq Global Select Market, or Nasdaq.

Since our inception, we have incurred significant net and operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $13.3 million and $15.9 million for the three months ended September 30, 2020 and 2019, respectively, and $38.6 million and $41.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $156.7 million. Our primary use of cash is to fund net losses, operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

•	continue the research and development of HPN601, HPN328, HPN424, HPN536 and HPN 217, as well as our other product candidates;
•	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
•	seek marketing approvals for product candidates that successfully complete clinical trials;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	continue to invest in our technology platforms, including TriTAC and ProTriTAC;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	implement operational, financial and management systems; and
•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

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

COVID-19 Update

In December 2019, there was an outbreak of a novel strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared COVID-19 a pandemic. The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or mitigate its impact and the economic impact on local, regional, national and international markets. As of September 30, 2020, our assessment continues to support that we have not experienced any material delays or significant financial impacts directly related to the pandemic other than some minor disruptions to clinical operations, including patient enrollment in some of our clinical trials. We will continue to monitor the overall impact of the COVID-19 pandemic on our business, assets and operations, including our personnel, programs, expected timelines, expenses, third-party contract manufacturing, contract research organizations and clinical trials.

While we are currently continuing our clinical trials we have underway in sites in the United States, the United Kingdom, and Europe, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials, as a result of potential delays or difficulties in enrolling or assessing patients in our clinical trials, clinical site initiation, diversion of healthcare resources away from the conduct of clinical trials, interruption of key clinical trial activities, among other factors. While our third-party contract manufacturers continue to operate at or near normal levels and while we currently do not anticipate any interruptions to our contract manufacturers’ processes, it is possible that the pandemic and response efforts may have an impact in the future on our third-party contract manufacturers’ ability to produce quantities of our product candidates for preclinical testing and clinical trials. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the pandemic.  Certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our contract research organizations may also need to make certain adjustments to the operation of our clinical trials in an effort to ensure the monitoring and safety of patients and minimize risk to trial integrity during the pandemic and generally. We could also see an impact on our ability to interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority, personnel resources or otherwise.

In addition, in response to the ongoing spread of COVID-19, we have established testing protocols for personnel access to our headquarter offices and laboratory, although substantially all of our employees and contractors that continue to telecommute. The effects of the COVID-19 pandemic could adversely impact our business, assets, operations and clinical trials, particularly if the COVID-19 pandemic continues and persists for an extended period of time. See “Risk factors—Our business could be adversely affected by the effects of health epidemics, including the recent outbreak of the novel coronavirus. A COVID-19 pandemic is ongoing in many parts of the world and may result in significant disruptions which could materially affect our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites.” for more information regarding the potential impact of the COVID-19 pandemic on our business and operations. We continue to actively monitor this situation and the possible effects on our business and operations.

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

AbbVie paid an upfront payment of $30.0 million and, in June 2020, a development milestone payment of $50.0 million, as we dosed our first patient in the Phase 1/2 clinical trial of HPN217 in April 2020. If AbbVie exercises its option, AbbVie will pay us an option exercise fee of $200.0 million.  Following option exercise, AbbVie will be required to make further payments to us of up to $230.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for HPN217 Products. We will also receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of HPN217 Products at percentages ranging from the high single digits to the very low double digits, subject to specified offsets and reductions. Royalties will be payable under the Development and Option Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of HPN217 and each other HPN217 Product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country, or ten years following first commercial sale of such HPN217 Product in such country.

We will recognize revenue under the Development and Option Agreement as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. Accordingly, of the $80.0 million upfront payment received in 2019, $3.2 million and $8.4 million of revenue was recognized for the three and nine months ended September 30, 2020, respectively, and as of September 30, 2020, we had $ 69.9 million of deferred revenue under the Development and Option Agreement.

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

In addition to the upfront payment of $17.0 million already paid under the Original Collaboration Agreement, we received an upfront payment of $20.0 million under the Restated Collaboration Agreement for AbbVie’s right to select two additional targets and an option to select up to four further targets. AbbVie will be required to make payments to us, upon target selection, of $10.0 million for each target, up to four further targets selected by AbbVie. For each of the up to eight targets selected, we will receive up to $300.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for licensed products indicated for human therapeutic or prophylactic use, totaling up to $2.4 billion in the aggregate, if such licensed products are successfully progressed against all-included targets and indications. We will also be eligible to receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of licensed products at percentages in the mid-single digits, subject to specified offsets and reductions. Royalties will be payable under the Restated Collaboration Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country or ten years following first commercial sale of such product in such country.  If licensed products are developed and commercialized for diagnostic or veterinary use, or certain screening or monitoring uses, the parties have agreed to negotiate an appropriate reduction in the economic terms applicable to such non-therapeutic and prophylactic applications.

We recognized revenue under the Original Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $17.0 million upfront payment received in 2017, $0.7 million and $1.6 million of revenue was recognized for each of the three and nine months ended September 30, 2020, respectively, and $1.4 million and $3.5 million of revenue was recognized for each of the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had $26.4 million of deferred revenue under the Original Collaboration Agreement.

We will recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $20.0 million upfront payment received in 2019, no revenue was recognized for the three and nine months ended September 30, 2020 and September 30, 2019. As of September 30, 2020, we had $20.0 million of deferred revenue under the Restated Collaboration Agreement.

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

Royalties on net sales will be recognized when the underlying sales occur. No royalty revenue was recognized under the Werewolf Agreement for the period ended September 30, 2020.

Financial Operations Overview

Revenue

We have no products approved for commercial sale and have not generated any revenue from product sales. Our collaboration and license revenue to date is related to work performed by us under the Restated Collaboration Agreement and Development and Option Agreement and is recognized when designated research and development services are performed. To date, we have not received any milestone or royalty payments under the Original Collaboration Agreement or the Restated Collaboration Agreement.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resource, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or the SEC, Nasdaq and any other securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our administrative staff and functions to support the growth of our business and the requirements of a public company.

Interest Income, net

Interest income, net is primarily comprised of interest income and gains or losses realized on cash and cash equivalents and marketable securities.

Other Expense, net

Other expense, net is primarily comprised of foreign currency transaction gains or losses related to certain transactions with European third-party vendors.

Results of Operations

Comparison of the Three and Nine Months ended September 30, 2020 and 2019

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	Change ($)	Change (%)	2020	2019	Change ($)	Change (%)
	(dollars in thousands)				(dollars in thousands)
Revenue:
Collaboration and license revenue	$3,893	$1,417	$2,476	175%	$9,952	$3,543	$6,409	181%
Total revenue	3,893	1,417	2,476	175%	9,952	3,543	6,409	181%
Operating expenses:
Research and development	13,057	9,533	3,524	37%	37,500	28,886	8,614	30%
General and administrative	4,428	8,493	(4,065)	-48%	12,286	18,059	(5,773)	-32%
Total operating expenses	17,485	18,026	(541)	-3%	49,786	46,945	2,841	6%
Loss from operations	(13,592)	(16,609)	(3,017)	-18%	(39,834)	(43,402)	(3,568)	-8%
Interest income, net	299	727	(428)	-59%	1,298	2,143	(845)	-39%
Other expense, net	(14)	(26)	(12)	47%	(15)	(45)	(30)	67%
Net loss	$(13,307)	$(15,908)	$(2,601)	-16%	$(38,551)	$(41,304)	$(2,753)	-7%

Revenue

Collaboration and license revenue increased by $2.5 million, or 175%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  The increase was primarily due to $3.2 million of revenue recognized related to the Development and Option Agreement, which was entered into in November 2019, for research and development services performed, partially offset by a decrease of $0.7 million revenue recognized for research and development services performed under the Restated Collaboration Agreement.  Collaboration and license revenue increased by $6.4 million, or 181%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  The increase was primarily due to $8.4 million of revenue recognized related to the Development and Option Agreement, which was entered into in November 2019 for research and development services performed, partially offset by a decrease of $2.0 million revenue recognized for research and development services performed under the Restated Collaboration Agreement.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Product and clinical development	$5,036	$3,427	$14,758	$11,590
Research and technology services	711	652	1,920	2,020
Laboratory supplies and equipment	673	632	1,841	1,670
Pharmacology services	77	168	607	491
Personnel-related	3,959	2,048	10,831	6,312
Facility and other allocated expenses	1,532	1,721	4,530	4,818
Consulting	1,069	885	3,013	1,985
Total research and development expenses	$13,057	$9,533	$37,500	$28,886

Research and development expenses increased by $3.5 million, or 37%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to a $1.9 million increase in personnel-related expenses due to an increase in headcount and a $1.9 million increase in product and clinical development expense, research and technology services, laboratory supplies and consulting expenses due to continued development of our four product candidates, which included conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development. This increase in research and development expenses was offset by a $0.2 million decrease in facility and other allocated expenses and $0.1 million decrease in pharmacology and research and technology services due to a decrease in manufacturing costs due to a scale up of manufacturing activities in 2019 compared to 2020 to support our four TriTAC product candidates in various stages of development and the completion of certain research activities as our lead product candidates transitioned into clinical development.

Research and development expenses increased by $8.6 million, or 30%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  The increase was primarily due to a $4.5 million increase in personnel-related expenses due to an increase in headcount, a $3.2 million increase in product and clinical development expense, a $1.0 million increase in consulting expenses and a $0.3 million increase in pharmacology services and lab equipment due to continued development of our four product candidates, which included conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development. This increase in research and development expenses was offset by a $0.4 million decrease in research and technology services and facility and other allocated expenses due to completion of certain research activities as our lead product candidates transitioned into clinical development.

General and Administrative

General and administrative expenses decreased by $4.2 million, or 50%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was primarily due to a $4.9 million decrease in legal and related expenses associated with the Maverick Therapeutics, Inc., or Maverick, litigation incurred in 2019, which was offset by a $0.7 million increase in personnel-related expenses due to an increase in headcount and other professional services to support our operations as a public company.

General and administrative expenses decreased by $5.9 million, or 33%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  The decrease was primarily due to a $7.8 million decrease in legal fees associated with Maverick litigation incurred in 2019 and a $0.2 million decrease in consulting and accounting services primarily related to our fiscal 2018 year-end audit associated with preparations for our IPO incurred in 2019, which was offset by a $2.1 million increase in personnel-related expenses due to an increase in headcount and other professional services to support our operations as a public company.

Interest Income, net

Interest income decreased by $0.4 million, or 59%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  The decrease was primarily due to lower interest rate yields on cash, money-market and marketable securities balances and higher amortization of premiums associated marketable securities purchases.

Interest income decreased by $0.8 million, or 39%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  The decrease was primarily due to lower interest yields on cash, money-market and marketable securities balances and higher amortization of premiums associated marketable securities purchases.

Other Expense, net

Other expense decreased for both the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019.  The decrease for both periods was primarily due to lower losses from foreign currency fluctuation.

Liquidity and Capital Resources

Liquidity

Since our inception and through September 30, 2020, we have financed our net losses and operations primarily through proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of common stock, upfront payments received by us from our collaboration and license agreements, the IPO of our common stock on Nasdaq, including the partial exercise of the underwriters’ option to purchase additional shares, in which we received an aggregate of approximately $70.7 million in net proceeds, which amount is net of $10.1 million in underwriters’ discount and offering costs and proceeds from the sale of stock from employee stock purchase plans. As of September 30, 2020, we had $162.3 million in cash, cash equivalents and marketable securities, an accumulated deficit of $156.7 million and working capital of $112.5 million. We expect to continue to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our product candidates. Additional capital will be needed to undertake these activities and commercialization efforts, and, therefore, we intend to raise such capital through the issuance of additional equity, borrowings, and potentially strategic alliances with other companies. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of the development programs or commercialization efforts, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the our business, results of operations, financial condition and/or out ability to fund our scheduled obligations on a timely basis or at all.

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As such, we are uncertain as to what effect the pandemic will have on our financial condition, liquidity, and future results of operations. We are actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and personnel. Given the daily evolution of the COVID-19 pandemic and the response to curb its spread, currently we are not able to estimate the effects of the COVID-19 pandemic to our results of operations, financial condition, or liquidity. If the disruption caused by the COVID-19 pandemic persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our results of operations.

Capital Resources

Our primary uses of cash are to fund net losses and operating expenses, which consist primarily of funding our clinical and preclinical trials, research and development expenditures and related personnel costs. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. The timing and amount of our future funding requirements depends on many factors, including the following:

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

In March 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which we may offer and sell, from time to time at our sole discretion through Cantor Fitzgerald, as our sales agent, shares of our common stock having an aggregate offering price of up to $75.0 million. Cantor Fitzgerald may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market or on any other existing trading market for our common stock. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-237175). We will pay Cantor Fitzgerald a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Cantor Fitzgerald under the sales agreement. As of September 30, 2020, we had not sold any shares of our common stock under the sales agreement.

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities and funding from our collaborations and partners, will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of the unaudited condensed financial statements. However, we will require additional capital in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies and clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, operating and capital leases, making capital expenditures or declaring dividends.

Please see the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

	For the Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$6,551	$(36,609)
Investing activities	(74,071)	(67,044)
Financing activities	1,435	70,924
Net decrease in cash, cash equivalents, and restricted cash	$(66,085)	$(32,729)

Cash Flows from Operating Activities

During the nine months ended September 30, 2020, cash provided by operating activities was $6.6 million, which consisted of a net loss of $38.6 million and a net change of $39.5 million in our net operating assets and liabilities, partially offset by $5.5 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $3.5 million, depreciation and amortization of $1.5 million, amortization operating right-of-use lease asset of $0.3 million, and net amortization of premiums and accretion of discounts on marketable securities of $0.3 million. The change in operating assets and liabilities was primarily due to an increase in deferred revenue of $39.0 million resulting primarily from the $50.0 million cash milestone received from AbbVie related to the Development Option Agreement in June 2020 and an increase in accrued liabilities of $2.9 million primarily related to legal fees, services for our operations as a public company, including director and officers liability insurance policies, and timing for ongoing research and development activities,  which was offset by a decrease of $0.7 million in prepaid expenses and other assets, a decrease of $0.8 million in accounts payable resulting from the timing of payments made for operating costs and a decrease of $0.9 million in operating lease obligations.

During the nine months ended September 30, 2019, cash used in operating activities was $36.6 million, which consisted of a net loss of $41.3 million and a net change of $2.2 million in our net operating assets and liabilities, partially offset by $2.5 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $1.4 million, depreciation and amortization of $0.4 million, amortization operating right-of-use lease asset of $1.1 million, and net amortization of premiums and accretion of discounts on marketable securities of $0.5 million. The change in operating assets and liabilities was primarily due to an increase of $3.7 million in accrued liabilities and accounts payable related to legal fees associated with the Maverick litigation and timing of research and development activities, an increase of $0.8 million in prepaid expenses resulting from the timing payments for operating costs to support our operations as a public company and timing of payments made for ongoing research and development activities, an increase of $0.2 million in other current assets related to interest on our marketable securities, a decrease of $3.1 million in other assets due to the recognition of deferred IPO costs, and a decrease of $3.5 million in deferred revenue resulting from the recognition of collaboration revenue.

Cash Flows from Investing Activities

During the nine months ended September 30, 2020, cash used in investing activities of $74.1 million was primarily related to net purchases of $73.5 million from proceeds from maturities of marketable securities and purchases of property and equipment of $0.6 million.

During the nine months ended September 30, 2019, cash used in investing activities of $67.0 million was primarily related to purchases of marketable securities and property and equipment consisting primarily of laboratory equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2020, cash provided by financing activities of $1.4 million was primarily from $0.9 million in proceeds from the exercise of common stock options and $0.5 million in proceeds from purchases of our common stock under our 2019 ESPP.

During the nine months ended September 30, 2019, cash provided by financing activities of $70.9 million was primarily related to the $70.6 million in proceeds received from our IPO in February 2019 and proceeds from the exercise of common stock options of $0.3 million.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments as of September 30, 2020, as compared to those disclosed in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 12, 2020.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Polices and Estimates

The preparation of condensed financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates.

There have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2020 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 12, 2020.

Recently Issued Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies to our condensed financial statements included elsewhere in this report for more information.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior September 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate fluctuation risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents and marketable securities are primarily invested in short-term U.S. Treasury obligations and U.S. Government securities. However, because of the short-term nature of the instruments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on the fair market value of our marketable securities portfolio or on our financial position or results of operations.

Foreign currency fluctuation risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation and our risk grows.

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2020 and 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, including the related stay-at-home and shelter-in-place orders mandated by state and local governments in which we operate, substantially all of our personnel and contractors, including those responsible for financial reporting, have been working remotely since March 2020. As part of our Company’s transition to a temporary remote workforce, we took precautionary actions to re-evaluate our financial reporting process to provide assurance that we could report our financial results accurately and timely. We will continue to monitor and assess new potential impacts of COVID-19, including those related to any stay-at-home and shelter-in-place requirements, on the design and operating effectiveness of our internal controls going forward.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. On January 3, 2019, Maverick, filed a complaint against us in the Delaware Court of Chancery. The complaint alleged various claims for breach of contract and misappropriation of trade secrets, and sought as relief, among other things, a declaration that our ProTriTAC technology impermissibly competes in the Maverick Field (as defined in our Asset Transfer Agreement with Maverick), a preliminary and permanent injunction seeking to prohibit us from further developing our ProTriTAC platform, and unspecified damages. On May 8, 2019, Millennium Pharmaceuticals, Inc., or Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, was granted permission by the court to intervene in the litigation. Millennium and Maverick are parties to a collaboration agreement and a warrant agreement, and Millennium’s complaint in intervention alleged, in part, that we fraudulently induced Millennium to enter into the agreements with Maverick. Millennium asserted various tort claims against us. A trial on Maverick and Millennium’s claims was held on September 9 through 13 and September 17, 2019.

On April 3, 2020, the Delaware Chancery Court issued a memorandum opinion, which related only to our ProTriTAC platform. The Court ruled in our favor on Maverick’s claims for breach of contract and misappropriation of trade secrets and dismissed those claims. As part of that ruling, the Court determined that our ProTriTAC technology is not in a field that is subject to a four year non-compete.  The Court found in favor of Millennium on its claim against us for fraud in inducing Millennium’s investment in Maverick. The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. The litigation is currently in the damages phase, at the conclusion of which damages related to the fraud ruling, if any, will be determined. A one-day trial on Millennium’s damages claim was held on September 22, 2020, and the parties are currently engaged in post-trial briefing.

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

We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $38.6 million and $41.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated losses of $156.7 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

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

Based on our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

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

Failure to comply with existing or future laws and regulations related to privacy or data security could lead to government enforcement actions (which could include civil or criminal fines or penalties), private litigation, other liabilities, and/or adverse publicity. Compliance or the failure to comply with such laws could increase the costs of our products, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

We, our service providers and any collaborators may be subject to or affected by federal, state and foreign data protection laws and regulations, such as laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, state data breach notification laws, and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, that govern the collection, use, disclosure and protection of health information and other personal information could apply to our operations or the operations of our collaborators.  Most healthcare providers, including research institutions from which we or our collaborators obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. Any person may be prosecuted under HIPAA’s provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial civil and criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the individually identifiable health information protected by HIPAA.

In addition, certain state and foreign laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than U.S. federal law and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For instance, the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020, gives California residents expanded rights including to access and require deletion of their personal information, opt out of sale of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA authorizes private lawsuits to recover statutory damages for certain data breaches. Although the CCPA exempts some data regulated by HIPAA and certain data regarding clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. Other privacy legislation has been proposed at the federal and state levels, which, if enacted, could adversely affect our business. The CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information.

Our operations may also be subject to increased scrutiny or attention from foreign data protection authorities. Our clinical trial programs and research collaborations outside the United States may implicate foreign data protection laws, including in Europe.  Many countries have established, or are in the process of establishing, privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, European data protection laws, including, without limitation, the EU’s General Data Protection Regulation, or GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of individuals in the EU, Switzerland and United Kingdom, including clinical trial data. It also has significant penalties for non-compliance. The processing of sensitive personal data, such as  health information, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. The GDPR increases our obligations with respect to clinical trials conducted in the EU by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators. If our privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement actions that require us to change the way we use personal data, prohibitions on use of personal data and/or fines of up to 20.0 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. In addition to statutory enforcement, a personal data breach can lead to negative publicity and a potential loss of business.

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. We are subject to evolving E.U. laws on data exports, as we may transfer personal information from the European Union, United Kingdom, and Switzerland to other jurisdictions. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from the EU to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses.  Following the Court of Justice of the European Union’s decision, the Swiss Federal Data Protection and Information Commissioner (FDPIC) announced that the Swiss-US Privacy Shield is inadequate for the purposes of personal data transfers from Switzerland to the U.S.  While the FDPIC does not have authority to invalidate the Swiss-US Privacy Shield regime, the FDPIC’s announcement casts serious doubt on the viability of the Swiss-US Privacy Shield as a compliance mechanism for Swiss-US data transfers. Authorities in the United Kingdom, whose data protection laws are similar to those of the European Union, may similarly invalidate use of the EU-U.S. Privacy Shield, as a mechanisms for lawful personal information transfers from those countries to the United States. We could be impacted by changes in law as a result of the current and past challenges to these mechanisms, which may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity that could have an adverse effect on our business. As such, if we are unable to implement a valid compliance solution for personal information transfers from Europe, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from Europe. Inability to import personal information from the European Economic Area, United Kingdom or Switzerland may also restrict our clinical trials activities in Europe; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, while the Data Protection Act of 2018, which “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether the transfer of data from the EU to the United Kingdom will in future remain lawful under GDPR. During the period of “transition” (i.e., until December 31, 2020), EU law will continue to apply in the United Kingdom, including the GDPR, and transfers of data from the EU to the United Kingdom are permitted without the need for any “adequacy mechanism. Unless the EU Commission makes an “adequacy finding” in respect of the United Kingdom before January 1, 2021, from that date the United Kingdom will be a “third country” under the GDPR and transfers of data from the EU to the United Kingdom will require an “adequacy mechanism”, such as the Standard Contractual Clauses.  Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws both inside and outside the United States. Compliance with U.S. and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, increase our costs of legal compliance, restrict our ability to collect, use and disclose personal data, or in some cases, impact our or our service providers’ or collaborators’ ability to operate in certain jurisdictions.  Failure to comply with these laws and regulations could result in government investigations and/or enforcement actions (which could include civil, criminal and administrative penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.  Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

If we, our service providers or any collaborators fail to comply with applicable foreign, federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any collaborators’ ability to seek to commercialize our clinical candidates. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

We may publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, subjects about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

We are still assessing the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material adverse impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on March 16, 2020, San Mateo County issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Our primary operations are located in South San Francisco, located in San Mateo County. As a result of such county and California state orders, we have closed our executive offices, substantially all of our employees are currently telecommuting, and we have limited the number of staff in our laboratory, which may impact certain of our operations over the near term and long term. As of September 30, 2020, we have not experienced any material delays or significant financial impacts directly related to the pandemic but have experienced some minor disruptions to clinical operations, including patient enrollment in some of our clinical trials.

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

As of October 31, 2020, we had 77 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

On April 3, 2020, the Delaware Chancery Court issued a memorandum opinion which related only to our ProTriTAC platform. The Court ruled in our favor of the Company on Maverick’s claims for breach of contract and misappropriation of trade secrets and dismissed those claims. As part of that ruling, the Court determined that our ProTriTAC technology is not in a field that is subject to a four year non-compete. The Court found in favor of Millennium on its claim against us for fraud in inducing Millennium’s investment in Maverick. The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. The litigation is currently in the damages phase, at the conclusion of which damages related to the fraud ruling, if any, will be determined. We could be required to pay significant monetary damages in connection with the Court’s determination of damages related to the fraud ruling, which could have a material adverse effect on our financial condition and results of operations. A one-day trial on Millennium’s damages claim was held on September 22, 2020, and the parties are currently engaged in post-trial briefing.

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

Despite the implementation of security measures, our computer systems and data and those of our current or future CROs or other contractors and consultants are vulnerable to failure, interruption, compromise or damage from computer hacking, malicious software, fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, public health epidemics, such as the COVID-19 pandemic, currently impacting multiple jurisdictions worldwide, including the United States, or other cybersecurity attacks or accidents. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure. Cybersecurity attacks are constantly increasing in sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states and others. As a company with an increasingly global presence, our systems are subject to frequent attacks. Due to the nature of some of these attacks, there is a risk that an attack may remain undetected for a period of time. While we continue to make investments to improve the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. In addition, the costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing, and despite our best efforts, our network security and data recovery measures and those of our vendors may still not be adequate to protect against such security breaches and disruptions, which could cause harm to our business, financial condition and results of operations

We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with collaborators may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our collaborators to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.

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

We may not have adequate insurance coverage for security incidents or breaches or information system failures. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in February 2019 at a price of $14.00 per share, the reported low and high sales prices of our common stock through October 31, 2020 have been from $9.07 to $25.02, respectively.

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

As of October 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 56.7% of our outstanding voting stock.  Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws, each of which will be in effect immediately after the completion of our IPO, could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

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

Our U.S. net operating loss, or NOL, carryforwards and tax credit carryforwards are potentially subject to annual utilization limits under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. Our U.S. NOL carryforwards arising prior to 2018 and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our U.S. NOL carryforwards arising after 2017 carryforward indefinitely but are subject to limitations in taxable years beginning after 2020. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership during a rolling three-year period, the corporation’s ability to use its pre-change tax attributes, such as NOLs and R&D tax credits, to offset its post-change income or taxes may be limited. We have not performed an analysis under Section 382 of the Code and cannot predict or otherwise determine whether our federal tax attribute carryforwards may be limited in the future. As a result, if we earn taxable income in the future, our ability to use existing U.S. NOL and R&D tax credit carryforwards to reduce U.S. taxable income or tax liability may be subject to limitations. This could adversely impact our future operating results by increasing our future tax liabilities. Similar rules may also limit our ability to use accumulated state tax attributes to reduce our state tax liabilities. Also, there may be periods when the use of NOLs is suspended or otherwise limited at the state level, which could accelerate or permanently increase state taxes owed.

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

The Tax Act, which was enacted on December 22, 2017, significantly amended the Code. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act, enacted in March 2020, modified a number of provisions of the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act, as amended by the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, or the CARES Act, or any newly enacted federal tax legislation.

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

We expect to continue to use the proceeds from the IPO to fund the clinical development of our TriTAC product candidates, fund the development of our pipeline and for other general corporate purposes. There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on February 8, 2019 pursuant to Rule 424(b) under the Securities Act. Pending the uses described, we have invested the net proceeds in short-term and long-term interest-bearing investment-grade securities, money market funds or government securities.

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

Date: November 4, 2020

HARPOON THERAPEUTICS, INC.
By:	/s/ Gerald McMahon, Ph.D.
Gerald McMahon, Ph.D. President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer (Principal Financial and Accounting Officer)