Form 10-K
period 2020-12-31
Harpoon Therapeutics, Inc.
filed 2021-03-10
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2020, was $141,576,271.

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of February 28, 2021 was 32,408,849.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the 2021 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factor Summary” below and under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

RISK FACTOR SUMMARY

Investing in common stock involves numerous risks, including the risks described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects.

•

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

•

Interim, topline or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•

Our TriTAC and ProTriTAC platforms are unproven, novel classes of T cell engagers and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.

•	Results of earlier preclinical studies of our product candidates may not be predictive of future trial results.
•

We depend on enrollment of patients in our clinical trials for our product candidates. If we experience delays or difficulties enrolling in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

•

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

•	Monitoring safety of patients receiving our product candidates is challenging, which could adversely affect our ability to obtain regulatory approval and commercialize.
•	We may not be successful in our efforts to use and expand our technology platforms, including TriTAC and ProTriTAC, to build a pipeline of product candidates.
•	We are an early clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•

We will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•

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

•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•

Our business operations and current and future relationships with healthcare professionals, principal investigators, consultants, vendors, customers and third-party payors in the United States and elsewhere are subject to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, information privacy and security and other healthcare laws and regulations, which could expose us to substantial penalties.

•

The development and commercialization of biopharmaceutical products is subject to extensive regulation, and the regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis if at all, our business will be substantially harmed. An investment in our common stock involves a high degree of risk. Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks that we face.

•

We are subject to government regulations and contractual obligations related to privacy and information security.  Our actual or perceived failure to comply with such obligations could harm our business. Additionally, cyber-attacks or information security breaches that compromise our data or those of our partners or vendors could expose us to liability, affect our reputation and otherwise harm our business.

Please refer to “Risk Factors” below for additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face.

PART I

Item 1. Business

Overview

We are a clinical-stage immunotherapy company developing a novel class of T cell engagers that harness the power of the body’s immune system to treat patients suffering from cancer and other diseases. T cell engagers are engineered proteins that direct a patient’s own T cells to kill target cells that express specific proteins, or antigens, carried by the target cells.We are developing a pipeline of novel T cell engagers using our proprietary TriTACs, initially focused on the treatment of solid tumors and hematologic malignancies. We have also nominated our first clinical candidate using our proprietary ProTriTAC platform, a prodrug version of our TriTAC platform, designed to expand the target space for T cell engagers and bring the benefits of TriTACs to a broader number of patients. Since commencing operations in 2015, we have created four TriTAC product candidates that are all in clinical development.

A summary of our four TriTAC product candidates is as follows:

•

HPN424, currently in the dose-escalation portion of a Phase 1/2a clinical trial for the treatment of metastatic castration-resistant prostate cancer, or mCRPC. Presentation of Phase 1 data and initiation of an expansion cohort is planned for the first half of 2021. Interim data from this expansion cohort is anticipated by the end of 2021.

•

HPN536, currently in the dose-escalation portion of a Phase 1/2a clinical trial for the treatment of ovarian and pancreatic cancers and other mesothelin-, or MSLN-, expressing solid tumors. Initiation of an expansion cohort is anticipated in the second half of 2021, with a presentation of Phase 1 data by year-end 2021.

•

HPN217, currently in a Phase 1/2 clinical trial targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma, as well as entered into a Development and Option Agreement with AbbVie Biotechnology Ltd., or AbbVie.  Under our agreement with AbbVie, we have already received an upfront payment of $30 million and a development milestone payment of $50 million, as we dosed our first patient in the Phase 1/2 clinical trial of HPN217 in April 2020.  Additionally, we are eligible to receive future payments totaling up to $430 million upon AbbVie’s exercise of an exclusive license option and achievement of certain development, regulatory, and commercial milestones, in addition to receipt of royalties on commercial sales. We are responsible for conducting the Phase 1/2 clinical trial of HPN217 under our agreement with AbbVie. In January 2021, HPN217 received orphan drug designation for the treatment of multiple myeloma. A presentation of interim data is anticipated in 2021, with initiation of a dose expansion cohort in the second half of 2021.

•

HPN328, currently in a Phase 1/2 clinical trial for the treatment of small cell lung cancer, or SCLC, and other DLL3-expressing tumors. Presentation of initial data is planned for the second half of 2021.

A summary of our ProTriTAC product candidate is as follows:

•

HPN601, currently in preclinical development, is the first drug candidate from the ProTriTAC platform. HPN601 targets the epithelial cell adhesion molecule (EpCAM), and is being developed for the treatment of multiple solid tumor indications.

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

We seek to selectively collaborate with leading biopharmaceutical companies to leverage our technology platforms. For example, in November 2019 we entered into a Development and Option Agreement with AbbVie, pursuant to which we granted to AbbVie an option to license worldwide exclusive rights to HPN217. We will be responsible for developing HPN217 through a Phase 1/2 clinical trial. Upon exercise of the option, which AbbVie may exercise following delivery by the Company of a specified data package arising from the Phase 1/2 trial, AbbVie would be responsible for all future clinical development, manufacturing and commercialization activities. The Development and Option Agreement represents a potential transaction value of up to $510 million in upfront, option and milestone payments, of which $80 million has been received to date, plus royalties on potential global commercial sales.

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

COVID-19 Impact

Our assessment to date continues to support that we have not experienced any material delays or significant financial impacts directly related to the pandemic other than some minor disruptions to clinical operations, including patient enrollment in some of our clinical trials. We will continue to monitor the overall impact of the COVID-19 pandemic on our business, assets and operations, including our personnel, programs, expected timelines, expenses, third-party contract manufacturing, contract research organizations and clinical trials.

While we are currently continuing our clinical trials we have underway in sites in the United States, the United Kingdom, and Europe, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials, as a result of potential delays or difficulties in enrolling or assessing patients in our clinical trials, clinical site initiation, diversion of healthcare resources away from the conduct of clinical trials, interruption of key clinical trial activities, among other factors. We could also see an impact on our ability to interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority, personnel resources or otherwise. In addition, in response to the ongoing spread of COVID-19, we have established testing protocols for personnel access to our headquarter offices and laboratory, although substantially all of our employees and contractors that continue to telecommute. The effects of the COVID-19 pandemic could adversely impact our business, assets, operations and clinical trials, particularly if the COVID-19 pandemic continues and persists for an extended period of time. See “Risk factors—Our business could be adversely affected by the effects of health epidemics, including the recent outbreak of the novel coronavirus. A COVID-19 pandemic is ongoing in many parts of the world and may result in significant disruptions which could materially affect our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites.” for more information regarding the potential impact of the COVID-19 pandemic on our business and operations. We continue to actively monitor this situation and the possible effects on our business and operations

Our Pipeline

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

MHC downregulation and mutations are a major tumor evasion mechanism

- Does not require a T cell clone with specific T cell receptor
- Any T cell can recognize a surface antigen
- Does not require MHC expression for recognition by T cell

T cell
Tumor cell

Our TriTAC Product Candidates

HPN424: PSMA-targeting TriTAC

We are developing our lead TriTAC product candidate, HPN424, for the treatment of prostate cancer. HPN424 targets PSMA, a protein for which expression is largely restricted to both normal and malignant prostate-derived cells. HPN424 provides a differentiated mechanism of action compared to the current standard of care, as this targeted approach is designed to safely engage and direct T cells to kill cancer cells. In April 2019, data presented at the American Society of Clinical Oncology demonstrated the encouraging clinical responses of Amgen’s BiTE targeting PSMA in mCRPC patients. However, this product candidate, AMG212, requires continuous IV infusion, which could limit its adoption and accessibility. In December 2020, we announced that as of the December 1, 2020 data cutoff date, 69 patients have been dosed across 14 cohorts at fixed doses of 1.3 to 160ng/kg and in step dosing cohorts up to 300ng/kg administered as a weekly intravenous infusion. Enrolled patients had a median of 6 prior systemic therapies, and 76% of patients had prior chemotherapy in the metastatic castration-resistant setting. Ten of 44 patients (23%) with treatment start dates at least 6 months prior remained on study treatment for more than 24 weeks.

At the highest fixed dose tested to date, 160ng/kg, one patient out of 7 experienced a confirmed partial response with target lesion reduction of 43%. 3 of 7 patients have had serum PSA declines from baseline, one of which was a PSA reduction of 50%.

HPN424 was generally well tolerated amongst patients and cytokine-related adverse events have been manageable. Reported Grade 3 or higher adverse events have included cytokine release syndrome (CRS) (9%), using CRS grading criteria described by Lee, et al (2014), ALT increase (11%) and AST increase (11%). CRS events and transaminitis have been transient and have not resulted in treatment discontinuation. Dose-limiting toxicities (DLTs) have been observed and have not limited escalation. A maximum tolerated dose (MTD) has not been identified. Presentation of Phase 1 data and initiation of an expansion cohort is planned for the first half of 2021. Interim data from this expansion cohort is anticipated by the end of 2021.

Market Opportunity

The Surveillance, Epidemiology and End Results Program of the National Cancer Institute, or SEER, estimates that there will be over 191,000 new diagnoses and over 33,000 deaths as a result of prostate cancer in the United States in 2020. Prostate cancer is expected to have the third-highest cancer incidence rate in 2020 and is the second leading cause of male cancer death in the United States.

While the five-year survival rate of local and regional prostate cancer is nearly 98%, more aggressive forms of the disease, of which approximately 22% are initially diagnosed, have a five-year survival rate of approximately 30%. While these more aggressive forms of prostate cancer can initially be treated, nearly all of these patients experience a recurrence in tumor growth that results in the subsequent development of mCRPC. Nearly all prostate cancer-specific deaths occur after patients develop mCRPC, for which the median overall survival period is only 13 months. Later-generation anti-androgen drugs such as Johnson & Johnson’s Zytiga, Pfizer’s/Astellas’ Xtandi, Janssen’s Erleada, and Bayer’s Nubeqa have widely become the standard of care and generated combined global sales of over $6 billion in 2020. While these therapies have addressed a portion of the population, there remains a significant need for treatments that offer a novel mechanism of action with the potential to modify or cure the disease.

Clinical Development Plan

In August 2018, we initiated a Phase 1, multicenter, open-label dose escalation and dose expansion trial of the safety, tolerability and pharmacokinetics of HPN424 in mCRPC patients. Eligible patients must have mCRPC, have received at least two prior treatment regiments for mCRPC and have evidence of disease progression on the most recent systemic treatment regimen.  The dose escalation phase is currently using a 3+3 design with dose cohorts that enroll three to six patients per cohort. The trial is designed to determine the maximum tolerated dose and a recommended Phase 2 dose. Our primary objective is to assess safety and tolerability at increasing dose levels. Our secondary objectives include pharmacokinetics and pharmacodynamics, as well as preliminary potential anti-tumor activity and biomarker data. We continue to enroll patients in the dose-escalation portion of the clinical trial. Presentation of Phase 1 data and initiation of an expansion cohort is planned for the first half of 2021. Interim data from this expansion cohort is anticipated by the end of 2021.

Phase 1 Preliminary Results

In January 2019, we announced preliminary data from seven patients in our ongoing dose escalation study, treated at doses ranging from 1.3 to 24 ng/kg, as of December 31, 2018, which supports the proposed mechanism of action of HPN424. All seven patients were treated previously with a second-generation anti-androgen therapy. From those seven patients, we noted preliminary pharmacokinetic analysis supports weekly dosing, T cell engagement via transient and dose-dependent increases in peripheral cytokines and chemokines and a reduction in circulating tumor cells, or CTC, in several of the evaluable patients. Adverse events were consistent with the expected mechanism of action, with three patients reporting grade 2 rigors or fevers that were manageable. One patient from the fourth cohort experienced what was initially categorized as a grade 3 CRS event (rigors and hypotension), which resolved within eight hours of dosing. This patient was re-administered HPN424 consistent with protocol guidelines. The patient experienced no further reactions. No dose limiting toxicities had been observed, with four dose levels tested.  In August 2019, we provided an update on our HPN424 trial that focused on our experience in managing cytokine-related events.  Consistent with the TriTAC mechanism of action, we had observed adverse events associated with T cell activation and cytokine induction, which prompted us to explore the use of dexamethasone as a premedication to limit potential adverse events. We had found that the addition of weekly dexamethasone premedication, tapered over several weeks, had successfully limited adverse events. Several patients had completed the scheduled taper and had successfully continued treatment with HPN424 in the absence of dexamethasone. In December 2020, we announced that as of the December 1, 2020 data cutoff date, 69 patients have been dosed across 14 cohorts at fixed doses of 1.3 to 160ng/kg and in step dosing cohorts up to 300ng/kg administered as a weekly intravenous infusion. Enrolled patients had a median of 6 prior systemic therapies, and 76% of patients had prior chemotherapy in the metastatic castration-resistant setting. Ten of 44 patients (23%) with treatment start dates at least 6 months ago remained on study treatment for more than 24 weeks.

HPN536: MSLN-Targeting TriTAC

We are developing HPN536 for the treatment of ovarian cancer and other MSLN-expressing tumors, which include mesothelioma, pancreatic carcinoma, non-small cell lung carcinoma, or NSCLC, and triple-negative breast cancer, or TNBC, among others. HPN536 targets MSLN, a cell-surface protein whose normal expression is largely restricted to mesothelial cell layers lining certain organs. MSLN is attractive for target-based therapeutics because it is expressed on a wide variety of tumor cells but has limited expression in normal tissue. Early signs of clinical efficacy generated by other treatment modalities have validated MSLN as an attractive tumor target, but therapies with improved efficacy are required to treat MSLN-expressing tumors. In 2018, we completed an IND-enabling, multi-dose GLP toxicology study in animals. HPN536, which has been observed to bind to cynomolgus monkey MSLN with comparable affinities as human MSLN, delivered clear histological evidence of target engagement. In April 2019, we initiated a Phase 1/2a, multicenter, open-label dose escalation and dose expansion trial of the safety, tolerability and pharmacokinetics of

HPN536 and are actively recruiting patients with ovarian and pancreatic cancer in the dose-escalation portion of the trial. In December 2020, we provided an update on HPN536. We highlighted that dosing had occurred across 9 fixed-dose cohorts of 6 to 280ng/kg and 1 step dose cohort up to 600ng/kg. Tumor types treated include late-stage ovarian and pancreatic cancers and peritoneal mesothelioma. Enrolled patients had a median of four prior systemic therapies, and 66% of patients had progressive disease as best response to their most recent prior therapy. Pharmacokinetic analysis shows median half-life of more than 70 hours. Among the relapsed/refractory ovarian cancer patients with at least one post-baseline scan, 8 of 12 (67%) patients showed stability of target lesions.

HPN536 appears to be well tolerated. One CRS grade 3 occurred in the absence of dexamethasone premedication treatment. The CRS resolved, and the patient continued on study with dexamethasone premedication. As of the December 1, 2020 data cutoff date, no DLTs have been observed. Initiation of an expansion cohort is anticipated in the second half of 2021, with a presentation of Phase 1 data by year-end 2021.

Market Opportunity

MSLN-expressing tumors include ovarian cancer, NSCLC, pancreatic carcinoma, mesothelioma and TNBC, among others. While MSLN is found in approximately 30% of all cancers, these specific cancers have particularly high levels of MSLN expression. The following table shows the MSLN expression level of, and the number of patients diagnosed in the United States in 2020 with, each of these cancers:

Cancer Type	New Patients Diagnosed in the United States		MSLN Expression Level (%)
Ovarian Cancer	21,750		60-65
Non-Small Cell Lung Cancer	194,000	***	60-65 *
Pancreatic Carcinoma	57,600		80-85
Mesothelioma	3,000		85-90
Triple Negative Breast Cancer	41,000	**	34-42

*	Represents MSLN expression levels across all lung cancer types.
**	Calculated as 15% of SEER-estimated breast cancer incidence.
***	Calculated as 85% of SEER-estimated lung cancer incidence

Ovarian cancer is the fifth leading cause of cancer-related death among women in the United States, and is the deadliest of gynecologic cancers with more than 70% of patients diagnosed with an advanced stage and over 14,000 patients dying from the disease each year. According to SEER, the five-year survival rate for women diagnosed with ovarian cancer is approximately 49%. NSCLC is the most common type of lung cancer, estimated to comprise 80-85% of all lung cancer diagnoses. The five-year survival rate for NSCLC is about 20%. Pancreatic cancer is one of the most fatal cancers in the world. In 2016, the seven major markets (the United States, France, Germany, Italy, Spain, the United Kingdom and Japan) saw 149,780 new cases of pancreatic cancer and in 2020, there were approximately 57,000 new cases in the United States. SEER estimates that fewer than 9% of patients diagnosed with pancreatic cancer survive five years. Mesothelioma is a rare and aggressive cancer that affects the lining or membrane that covers and protects certain organs in the body. Effective treatment options for patients with mesothelioma are very limited. TNBC is referred to as “triple-negative” because it is ER-, PR- and HER2-, and is unlikely respond to hormonal or HER2-targeted therapies. TNBC accounts for 10-20% of all breast cancers and is more aggressive and likely to recur compared to receptor-positive breast cancers. The five-year survival rate for TNBC is 77% as compared to >90% for other types of breast cancers.

Clinical Development Plan

In April 2019, we initiated a Phase 1/2a, multicenter, open-label dose escalation and dose expansion trial of the safety, tolerability and pharmacokinetics of HPN536 and are actively recruiting patients with ovarian and pancreatic cancer. The study consists of two phases, an initial dose escalation phase with ovarian and pancreatic cancer patients, followed by an expansion phase of up to three additional parallel cohorts of 20 patients each with ovarian, pancreatic and mesothelioma cancer. We are collecting data to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary clinical activity of HPN536. The dose escalation phase is designed to determine the maximum tolerated dose and a recommended Phase 2 dose. Once a recommended Phase 2 dose is determined, we expect to initiate the dose expansion phase with three parallel 20-patient cohorts, conducted according to a Simon 2-stage design. The cohorts will be indication-specific, and we expect to enroll patients with ovarian cancer, mesothelioma and pancreatic carcinoma. Initiation of an expansion cohort is anticipated by the second half of 2021, with a presentation of Phase 1 data by year end 2021.

HPN217: BCMA-Targeting TriTAC

We are developing HPN217 for the treatment of multiple myeloma. HPN217 targets BCMA, a clinically validated target. BCMA is a tumor necrosis factor receptor super family member and is a receptor protein expressed on nearly all multiple myeloma cells. Early data from CAR-T and ADC have clinically validated the target.

In December 2020, we announced that relapsed/refractory multiple myeloma patients have been treated across 6 fixed dose cohorts of 5 to 810µg, reflecting a more than 100-fold increase in dose in 8 months. HPN217 has been well-tolerated, and no DLTs have been observed as of the December 1, 2020 cutoff date. In January 2021, HPN217 received orphan drug designation for the treatment of multiple myeloma. A presentation of interim data is anticipated in 2021, with initiation of a dose expansion cohort in the second half of 2021.

In November 2019, we entered into an exclusive worldwide Development and Option Agreement with AbbVie for HPN217. Under the terms of the agreement, we granted to AbbVie an option to license worldwide exclusive rights to HPN217. We will be responsible for agreed-upon development activities of HPN217 through an initial Phase 1/2 clinical trial. Upon exercise of the option, AbbVie will be responsible for all future clinical development, manufacturing and commercialization activities. AbbVie may exercise its license option at any time during a period commencing on the effective date of the agreement and expiring after a specified period following delivery by us of a specified data package arising from the first Phase 1/2 trial for the HPN217 products. AbbVie paid an upfront payment of $30 million and a development milestone payment of $50 million triggered upon dosing the first patient in the Phase 1/2 clinical trial within a specified time period, which we expect to occur in the first half of 2020. If AbbVie exercises its option, AbbVie will pay us an option exercise fee of $200 million, and potential future payments of $230 million for the achievement of certain development, regulatory and commercial sales milestones for HPN217 Products along with high single-digit to very low double-digit royalties on commercial sales.

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

HPN328: DLL3-Targeting TriTAC

We are developing HPN328 for the treatment of SCLC and other neuroendocrine tumors associated with DLL3 expression. DLL3 is a protein highly expressed in a majority of SCLC tumors and cancer stem cells, but not expressed in normal tissue. This selective expression makes DLL3 an attractive drug target for T cell engagers. In January 2021, we announced that the first patient had been dosed with HPN328 in a Phase 1/2 clinical trial as an investigational treatment of SCLC and other tumors associated with DLL3 expression. We continue to enroll patients in the Phase 1/2 clinical trial and plan to present initial data in the second half of 2021.

Market Opportunity

Approximately 30,000 patients are diagnosed with SCLC annually in the United States, representing 10-15% of lung cancer diagnoses. The five-year relative survival rate for patients with Stage I, II, III and IV SCLC is approximately 31%, 19%, 8% and 2%, respectively. T cell targeting checkpoint inhibitors, such as Tecentriq, Imfinzi and Keytruda have been approved for use in SCLC patients, supporting immunotherapy as a new treatment alternative for SCLC. We believe there is still a significant unmet need remains for new therapies for these patients.

Preclinical Data

In October 2019, we presented data on HPN328 for the treatment of SCLC at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. HPN328 was well-tolerated in cynomolgus monkeys at 1 and 10 mg/kg and pharmacokinetic data supported the potential for once weekly dosing. When administered to mice bearing human SCLC xenografts and human T cells, HPN328 eradicated the tumors.

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

Long-lived,
inactive prodrug
Activation by tumor proteases
& T cell-directed killing
Rapid clearance in
circulation
Albumin
αALB
αCD3
αTarget
CIRCULATION
TUMOR
CIRCULATION

Our ProTriTAC Product Candidate

HPN601

HPN601 is currently in preclinical development, and it is the first drug candidate from our ProTriTAC platform. HPN601 targets the epithelial cell adhesion molecule (EpCAM), and is being developed for the treatment of multiple solid tumor indications. EpCAM is a tumor antigen that is broadly and uniformly expressed in many solid tumors; however, expression on some normal tissues has hindered its potential as a therapeutic target due to on-target, off-tumor toxicity as observed in clinical studies from past EpCAM targeted T cell engagers. The goal of developing HPN601, a conditionally active T cell engager, is to target all EpCAM-positive metastatic tumors by systemic administration and have an acceptable safety profile.

Market Opportunity

EpCAM is a tumor antigen that is broadly and uniformly expressed in many solid tumors. Thyroid, small cell lung cancer, non-small cell lung cancer, prostate, ovarian, endometrial, pancreatic, gastric, gallbladder, biliary, esophageal, colorectal, and breast cancer all have greater than 70% prevalence for EpCAM expression. These cancers combined represent approximately 345,000 patient deaths in the US each year.

Preclinical Data

In November 2020, we presented preclinical data on HPN601 for the treatment of solid tumors at the 35th Society for Immunotherapy of Cancer (SITC) virtual annual meeting. The oral presentation highlighted the following data:

•	The successful use of a humanized rodent tumor xenograft model to assess therapeutic index by simultaneously measuring efficacy and toxicity in the same tumor-bearing animal
•	A surrogate EpCAM ProTriTAC has a 10x improved therapeutic index compared to its corresponding constitutively active T cell engager control when measuring efficacy and toxicity in the same animal
•	Improved tolerability of HPN601 in non-human primates and more potent anti-tumor activity in a rodent tumor model over the corresponding constitutively active T cell engager control
•	Potent anti-tumor activity across multiple EpCAM-expressing tumor models, demonstrating the ability of HPN601 to be activated in multiple tumor types

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

Under the Development and Option Agreement, AbbVie may exercise its license option at any time during a period commencing on the effective date of the agreement, and expiring after a specified period, following delivery by us of a specified data package arising from the first Phase 1/2 trial for the HPN217 Products. Following AbbVie’s exercise of its option, and except for completion of certain development activities by us under the development plan, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of HPN217 Products and any other HPN217 Products. AbbVie is required to use commercially reasonable efforts to develop and obtain regulatory approval for one HPN217 product, for at least one indication, for use in each Major Market (as defined in the Development and Option Agreement).

AbbVie paid an upfront payment of $30 million and a development milestone payment of $50 million in June 2020 as we dosed our first patient in the Phase 1/2 clinical trial of HPN217 in April 2020. If AbbVie exercises its option, AbbVie will pay us an option exercise fee of $200 million.  Following option exercise, AbbVie will be required to make further payments to us of up to $230 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for HPN217 Products. We will also receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of HPN217 Products at percentages ranging from the high single digits to the very low double digits, subject to specified offsets and reductions. Royalties will be payable under the Development and Option Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each HPN217 Product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country, or ten years following first commercial sale of such HPN217 Product in such country.

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

License Agreement with Werewolf Therapeutics, Inc.

In March 2018, we entered into an assignment and license agreement, or the Werewolf Agreement, with Werewolf Therapeutics, Inc., or Werewolf, a portfolio company of MPM Capital, Inc., a holder of more than 5% of our capital stock. Dr. Luke Evnin, a member of our Board until June 2020, is also the Chairman of the board of directors of Werewolf. Under the Werewolf Agreement, we assigned certain patents that relate to certain inducible polypeptides (and binding moiety for conditional activation of certain polypeptides) to Werewolf and granted to Werewolf a non-exclusive, royalty-bearing, sublicenseable license under certain other patents owned by us and relating to certain proteins, to make, use and commercialize products that are covered by such patents in the field of molecules comprising a certain polypeptide. Werewolf assigned certain patents to us relating to adoptive cell therapies and binding moieties for conditional activation of immunoglobulin and non-immunoglobulin molecules. Under the Werewolf Agreement, Werewolf paid us an upfront fee of $0.5 million. If Werewolf commercializes products covered by the licensed patents, then beginning on the first sale of such products, Werewolf will be obligated to pay to us a royalty on net sales of such products by Werewolf, its affiliates and licensees at a percentage in the low single digits, subject to an obligation to make a minimum annual royalty payment at an amount in the low hundreds of thousands of dollars.

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

Royalties on net sales will be recognized when the underlying sales occur. No royalty revenue was recognized under the Werewolf Agreement as of December 31, 2020.

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

With respect to HPN536, we are aware of other competing MSLN-targeting clinical stage therapeutics, which include, but are not limited to: CAR-T from UPenn/Novartis AG, Atara Inc. and TCR2; antibody drug conjugates from Bayer AG and Bristol-Myers Squibb Company; and other modalities from AbbVie Inc., Bayer AG and Selecta Biosciences Inc.

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

With respect to our earlier stage pipeline DLL3-targeting TriTAC product candidate, HPN328 we are aware of other competing DLL3-targeting clinical stage therapeutics. These include, but are not limited to: T cell engagers from Amgen Inc. and Boehringer Ingelheim; and CAR-T from Amgen Inc. and Boehringer Ingelheim; and Allogene Therapeutics.

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

TriTAC Platform

For our TriTAC platform, as of December 31, 2020 we own one patent family directed to composition-of-matter coverage and method of use of our core TriTAC platform technology. This family includes one issued U.S. patent, one U.S. non-provisional patent application and over ten foreign application counterparts. The issued patent in this family is projected to expire in 2036, not including any patent term adjustments and any patent term extensions.

In addition to patent protection on our core TriTAC platform technology, as of December 31, 2020, we owned two patent families that relate to the CD3 and albumin binding domains of the TriTAC platform. Specifically, these two families are directed to composition-of-matter, method of use and sequence coverage to our anti-CD3 single-variable fragment, scFv, and anti-albumin single domain antibody, sdAb, binding domains. These patent families include four issued U.S. patents, two U.S. non-provisional patent applications and over twenty foreign application counterparts. The issued patents in these two patent families are projected to expire in 2037, not including any patent term adjustments and extensions.

HPN424

For our lead TriTAC product candidate, HPN424, as of December 31, 2020, we owned [two] patent families directed to composition-of-matter coverage of HPN424, its PSMA binding domain and related molecules, as well as methods of use for prostate cancer. These patent families include two issued U.S. patents, two U.S. non-provisional patent applications and over twenty foreign application counterparts. The issued patents in these two patent families are projected to expire in 2037, not including any patent term adjustments and extensions. In addition to these two patent families, our patents on our core TriTAC platform technology and our anti-CD3 and albumin binding domains, provide additional patent coverage on HPN424.

HPN536

For our second TriTAC product candidate, HPN536, as of December 31, 2020, we owned [two] patent families directed to composition-of-matter coverage of HPN536, its MSLN-binding domain and related molecules, as well as methods of use for cancers. These patent families include two issued U.S. patents, two U.S. non-provisional patent applications and over twenty foreign application counterparts. The issued patents in these two patent families are projected to expire in 2038, not including any patent term adjustments and extensions. In addition to these two patent families, our patents on our core TriTAC platform technology and our anti-CD3 and albumin binding domains provide additional patent coverage on HPN536.

HPN217

For our pipeline BCMA-Targeting TriTAC product candidate HPN217, as of December 31, 2020, we owned [two] patent families directed to composition-of-matter coverage of HPN217, its BCMA binding domain and related molecules, as well as methods of use for cancers. These patent families include three U.S. non-provisional patent applications over fifty foreign application counterparts . Any patents issuing from these two patent families are projected to expire in 2038, not including any patent term adjustments and extensions. In addition to these two patent families, our patents on our anti-CD3 and albumin binding domains provide additional patent coverage on HPN217.

HPN328

For our pipeline DLL3-targeting TriTAC, HPN328, as of December 31, 2020, we owned one patent family directed to composition-of-matter coverage of this TriTAC, its DLL3 binding domain and related molecules, as well as methods of use for cancers. These patent families include one issued U.S. patent, one U.S. non-provisional patent application and one PCT international application. The issued patent from this family is projected to expire in 2039, not including any patent term adjustments and extensions. In addition to these two patent families, our patents on our anti-CD3 and albumin binding domains provide additional patent coverage on this TriTAC.

ProTriTAC Platform

Our patent portfolio for our ProTriTAC platform is at an early stage, with no issued patents as of December 31, 2020, and includes ten patent families directed to composition-of-matter coverage of the ProTriTAC binding moieties, applications in various protein and cellular therapy formats and methods of use thereof. These patent families include three U.S. non-provisional patent applications, four PCT international applications, three non-expired U.S. provisional patent applications and over ten foreign application counterparts. Any patents issuing from these ten patent families are projected to expire in 2039 or 2040, not including any patent term adjustments and extensions.

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

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as equivalent regulatory authorities in countries outside the U.S., extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. Moreover, compliance with government regulations governing personal information and information security requires the expenditure of substantial time and financial resources.

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

Other Healthcare, Data Privacy and Security Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare and data privacy as well as information security regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute, the federal False Claims Act, HIPAA and similar foreign, federal and state fraud and abuse, transparency, privacy and information security laws.

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

HIPAA created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including private third-party payors, and making false statements relating to healthcare matters. In addition, HIPAA, as amended by HITECH, and their implementing regulations, impose certain requirements on HIPAA covered entities, which include certain healthcare providers, healthcare clearing houses and health plans, and individuals and entities that provide services on their behalf that involves individually identifiable health information, known as business associates and their subcontractors that use, disclose, access or otherwise process individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare and Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives.

We are also subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, including those governing the privacy and security of personal information (including key-coded data and health information), which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

Efforts to ensure that our current and future business arrangements will comply with applicable privacy and data security laws and regulations will involve substantial costs. For example, the European General Data Protection Regulation, or GDPR, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. European data protection laws, such as the GDPR, also impose strict rules on the transfer of personal data out of the European Economic Area, Switzerland and United Kingdom. Further, the GDPR authorizes the imposition of penalties (such as restrictions or prohibitions on personal data processing) and large fines for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to personal data that we process or control compared to prior EU law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR and similar data protection laws, which could divert management’s attention and increase our cost of doing business. Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, or CCPA, which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States. Although the CCPA exempts certain data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to the personal information we maintain about California residents. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable information security or privacy laws in light of the lack of applicable precedent and regulations. Federal, state and foreign enforcement bodies have increased their scrutiny of biotechnology companies, which has led to a number of investigations, prosecutions, convictions, fines, penalties and settlements in the industry.

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

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There remain judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Act was enacted, which, among other things, removes penalties for not complying with ACA’s requirement to carry health insurance, known as the “individual mandate”, effective January 1, 2019. Since the enactment of the Tax Act, there have been additional amendments to certain provisions of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 2021 unless additional action is taken by Congress.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.  At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action is taken in response to the outbreak of the novel strain of coronavirus (COVID-19) and the COVID-19 pandemic.

Employees

As of February 28, 2021, we had 78 full time employees, 64 of whom were engaged in research and development activities and 14 of whom were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

In investment in our common stock involves a high degree of risk. You should carefully review the risks and uncertainties described below before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

•	delays in or failure to obtain regulatory approval to commence a trial;
•	delays in or failure to obtain institutional review board, or IRB, approval at each site;
•	our third-party research contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	changes in regulatory requirements, policies and guidelines;
•	manufacturing sufficient quantities of a product candidate for use in clinical trials;
•	the quality or stability of a product candidate falling below acceptable standards;
•	changes in the treatment landscape for our target indications that may make our product candidates no longer relevant;

•	third-party actions claiming infringement by our product candidates in clinical trials outside the United States and obtaining injunctions interfering with our progress;
•	the impact of public health epidemics, such as COVID-19 currently impacting multiple jurisdictions worldwide, including the United States; and
•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $49.9 million, 55.6 million, and $27.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated loss of $168.1 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

•	conduct our ongoing Phase 1 trial of HPN424 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC;
•	conduct our ongoing Phase 1/2a trial of HPN536 for the treatment of ovarian cancer and other MSLN-expressing tumors;
•	initiate a Phase 1/2 trial of HPN217 for the treatment of multiple myeloma;
•	initiate a clinical trial of HPN328 for the treatment of SCLC;
•	continue the research and development of our other product candidates;
•	continue the development of our product candidates beyond Phase 1 trials;
•	seek to enhance our TriTAC and ProTriTAC platforms and discover and develop additional product candidates;
•	apply for regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a manufacturing, sales, marketing and distribution infrastructure to produce and commercialize any products for which we may obtain regulatory approvals;
•	maintain, expand and protect our intellectual property portfolio;
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

We have financed our operations to date primarily through payments received under collaboration and licensing agreements, the sale of capital stock, most recently from our follow on offering, that was completed in January 2021. We have devoted a significant portion of our financial resources and efforts to developing our TriTAC and ProTriTAC platforms, identifying potential product candidates, conducting preclinical studies of a variety of product candidates, and preparing for and conducting clinical trials of product candidates. We are in the early stages of development of our product candidates, and we have not completed development and commercialization of any TriTAC or ProTriTAC product candidate.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of HPN424, HPN536, HPN217, and HPN328, and as we continue to research and develop other potential technologies and product candidates.

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

Based on our current business plans, we believe that our existing cash and cash equivalents and marketable securities, will be sufficient to fund our planned operations for at least the next 12 months from the date of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing, including pursuant to our Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, may result in dilution to our stockholders, the imposition of burdensome debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

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

Risks Related to Our Regulatory Environment

Our business operations and current and future relationships with healthcare professionals, principal investigators, consultants, vendors, customers and third-party payors in the United States and elsewhere are subject to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, information privacy and security and other healthcare laws and regulations, which could expose us to substantial penalties.

Healthcare providers, healthcare facilities and institutions, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, healthcare facilities and institutions, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that affect our ability to operate include, but are not limited to, the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under any U.S. federal healthcare program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including stock options. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. Any arrangements with prescribers must be for bona fide services and compensated at fair market value. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information on its behalf and their subcontractors that use, disclose, access, or otherwise process individually identifiable health information;

•	the U.S. Federal Food, Drug, and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•	the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;

•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, and, beginning in 2022, will require applicable manufacturers to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives;

•

analogous U.S. state and foreign laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of personal information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•	similar healthcare laws and regulations in foreign jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

We may also be subject to federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that could potentially harm consumers.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare, privacy and information security laws may involve substantial costs. We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of our product candidates, if approved. Compensation under some of these arrangements includes the provision of stock or stock options in addition to cash consideration. Because of the complex and far-reaching nature of these laws, it is possible that governmental authorities could conclude that our payments to physicians may not be fair market value for bona fide services or that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Previously, the prior presidential administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or rather rescinded or replaced under the Biden Administration. The policies and priorities of a new administration are unknown and could materially impact the regulation of our product candidates. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

There remain judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Since the enactment of the Tax Act, there have been additional amendments to certain provisions of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs.  At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.  For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, U.S. Department of Health and Human Services, or HHS,  HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021.  On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.  We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Failure to comply with existing or future laws and regulations related to data privacy or security could lead to government enforcement actions (which could include civil or criminal fines or penalties), investigations, private litigation, other liabilities, and/or adverse publicity. Compliance or the actual or perceived failure to comply with such laws could increase the costs of our products, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

We, our service providers and any collaborators may be subject to or affected by federal, state and foreign data protection laws, regulations, regulatory guidance, policies and contractual obligations relating to data privacy and security, governing the collection, use, disclosure, processing, retention, storage, transfer, destruction, and security of personal information. The global data protection landscape is rapidly evolving, is subject to differing interpretations and could result in conflicting compliance obligations among various jurisdictions. We are likely to expend significant capital and other resources to comply with applicable privacy and data security laws both inside and outside the United States. Compliance with federal, state, and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, increase our costs of legal compliance, restrict our ability to collect, use and disclose personal information, or in some cases, impact our or our service providers’ or collaborators’ ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), investigations private litigation, other liabilities and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. If we, our service providers or any collaborators fail to comply with applicable foreign, federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any collaborators’ ability to seek to commercialize our clinical candidates. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

In the United States, numerous federal and state laws and regulations, including federal and state privacy laws (including those related to health), state data breach notification laws, and federal and state consumer protection laws may apply to our operations or our collaborators’ operations.  These laws and regulations may include the following: the Federal Trade Commission Act Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, and the California Consumer Privacy Act of 2018, or the CCPA.  The CCPA, which became effective on January 1, 2020, in part, , gives California residents rights to their personal information and provides California residents with the ability to opt out of the sale of personal information. The CCPA authorizes private lawsuits to recover statutory damages for data breaches that is expected to increase data breach litigation. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, that goes into effect on January 1, 2023. It is expected that the CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal information. As we expand our operations, these and similar laws may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.

Most healthcare providers, including research institutions from which we or our collaborators obtain clinical trial participant health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. Any person may be prosecuted under HIPAA’s provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial civil and criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information and that we receive throughout the clinical trial process, in the course of our research collaborations. As such, we may be directly subject to HIPAA as well as state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the individually identifiable health information protected by HIPAA.

Our operations may also be subject to increased scrutiny or attention from foreign data protection authorities. Our clinical trial programs and research collaborations outside the United States may implicate foreign data protection laws, including in Europe. Many countries have established, or are in the process of establishing, privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, European data protection laws, including, without limitation, the EU’s General Data Protection Regulation, or GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of individuals residing in the EU, Switzerland and United Kingdom (through national legislation), including clinical trial data. It also has significant penalties for non-compliance. The processing of sensitive personal information, such as health information, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. The GDPR and similar laws increase our obligations with respect to clinical trials conducted in the EU by expanding the definition of personal information to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators. If our privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices actions that require us to change the way we use personal information, prohibitions on use of personal information and/or fines of up to 20.0 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. In addition to statutory enforcement, a personal information breach can lead to negative publicity and a potential loss of business.

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area, or EEA, United Kingdom and Switzerland, or collectively Europe, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. We are subject to evolving European laws on data exports, as we may transfer personal information from Europe to other jurisdictions. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield. The same CJEU decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses. In addition, the Swiss Federal Data Protection and Information Commissioner has opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. Authorities in the United Kingdom may similarly invalidate use of the EU-U.S. Privacy Shield and raise questions on the viability of the Standard Contractual Clauses as mechanisms for lawful personal information transfers from the United Kingdom to the United States. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe. Inability to import personal information from Europe to the United States may limit our ability to conduct clinical trials activities in Europe, limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws, and require us to increase our data processing capabilities in Europe at significant expense. In November 2020, EU regulators proposed a new set of Standard Contractual Clauses, which impose additional obligations and requirements with respect to the transfer of EU personal information to other jurisdictions, which may increase the legal risks and liabilities under the GDPR and local EU laws associated with cross-border personal information transfers, and result in material increased compliance and operational costs. Moreover, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Further, the United Kingdom’s vote in favor of exiting the European Union, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty regarding data protection regulation in the United Kingdom. Following the United Kingdom’s withdrawal from the European Union on January 31, 2020, pursuant to the transitional arrangements agreed to between the United Kingdom and European Union, the GDPR continued to have effect in United Kingdom law, and continued to do so until December 31, 2020 as if the United Kingdom remained a Member State of the European Union for such purposes. Following December 31, 2020, and the expiry of those transitional arrangements, the data protection obligations of the GDPR continue to apply to United Kingdom-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of  law in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations)). However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. Furthermore, the relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. For example, it is unclear whether transfers of personal data from the EEA to the United Kingdom will be permitted to take place on the basis of a future adequacy decision of the European Commission, or whether a “transfer mechanism,” such as the Standard Contractual Clauses, will be required. For the meantime, under the post-Brexit Trade and Cooperation Agreement between the European Union and  the United Kingdom, it has been agreed that transfers of personal data to the United Kingdom from European Union Member States will not be treated as “restricted transfers” to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension, or the extended adequacy assessment period. This will also apply to transfers to the United Kingdom from EEA Member States, assuming those Member States accede to the relevant provision of the Trade and Cooperation Agreement. Although the current maximum duration of the extended adequacy assessment period is six months it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the United Kingdom, or the United Kingdom amends the UK GDPR and/or makes certain changes regarding data transfers under the UK GDPR/ Data Protection Act 2018 without the consent of the European Union (unless those amendments or decisions are made simply to keep relevant United Kingdom laws aligned with the European Union’s data protection regime). If the European Commission does not adopt an ‘adequacy decision’ in respect of the United Kingdom prior to the expiry of the extended adequacy assessment period, from that point onwards the United Kingdom will be an “inadequate third country” under the GDPR and transfers of data from the EEA to the United Kingdom will require a “transfer mechanism,” such as the Standard Contractual Clauses.

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Despite our efforts, we may not be successful in achieving compliance if our employees, collaborators, contractors, service providers or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, trial participants or research subjects about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Our business could be adversely affected by the effects of health epidemics, including the recent novel coronavirus. A COVID-19 pandemic is ongoing in many parts of the world and may result in significant disruptions which could materially affect our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites.

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

We are still assessing the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material adverse impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on March 16, 2020, San Mateo County issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Our primary operations are located in South San Francisco, located in San Mateo County. As a result of such county and California state orders, we have closed our executive offices, substantially all of our employees are currently telecommuting, and we have limited the number of staff in our laboratory, which may impact certain of our operations over the near term and long term. As of December 31, 2020, we have not experienced any material delays or significant financial impacts directly related to the pandemic but have experienced some minor disruptions to clinical operations, including patient enrollment in some of our clinical trials.

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

As of February 28, 2021, we had 78 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties. Instead, we may conclude that even if a third party is infringing our issued patents relating to our TriTAC and ProTriTAC platforms and/or product candidates, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of us or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

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

The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. The litigation is currently in the damages phase, at the conclusion of which damages related to the fraud ruling, if any, will be determined. The Court held a one-day trial on Millennium’s damages claim on September 22, 2020, closing arguments were held December 8, 2020, and the matter has now been taken under submission by the Court. Through evidence and argument presented at trial and in related briefing, Millennium advanced a theory of alleged damages as high as approximately $147 million plus certain fees and interest. We cannot predict the amount of damages for which the Court may find us liable, or the outcome of any appeal that might result from a final judgment in the case. We could be required to pay significant monetary damages in connection with the Court’s determination of damages related to the fraud ruling, which could have a material adverse effect on our financial condition and results of operations.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2019 at a price of $14.00 per share, the reported high and low sales prices of our common stock through February 28, 2021 has ranged from $9.07 to $25.24.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors describe in this “Risk Factors” section:

•

the anticipated results of our Phase 1 trial of HPN424, Phase 1/2a trial of HPN536, Phase 1/2 clinical trial of HPN217, and Phase 1/2a clinical trial of HPN328, any other future preclinical studies and clinical trials and trials we may conduct, or changes in the development status of our product candidates;

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

As of February 28, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 45.4% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In addition, in the future, we may issue shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement or otherwise. Any such issuance, including pursuant to the Sales Agreement with Cantor Fitzgerald, could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws, could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Our U.S. net operating loss, or NOL, carryforwards and tax credit carryforwards are potentially subject to annual utilization limits under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. Our U.S. NOL carryforwards arising in taxable years beginning prior to 2018 and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our U.S. NOL carryforwards arising in taxable years beginning after 2017 carry forward indefinitely but are subject to limitations in taxable years beginning after 2020. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders during a rolling three-year period, the corporation’s ability to use its pre-change tax attributes, such as NOLs and R&D tax credits, to offset its post-change income or taxes may be limited. We have not performed an analysis under Section 382 of the Code and cannot predict or otherwise determine whether our federal tax attribute carryforwards may be limited in the future. As a result, if we earn taxable income in the future, our ability to use existing U.S. NOL and R&D tax credit carryforwards to reduce U.S. taxable income or tax liability may be subject to limitations. This could adversely impact our future operating results by increasing our future tax liabilities. Similar rules may also limit our ability to use accumulated state tax attributes to reduce our state tax liabilities. Also, there may be periods when the use of NOLs is suspended or otherwise limited at the state level, such as a recent California tax law change temporarily suspending the ability to use California NOLs to offset California income and limiting the use of California tax credits to offset California state tax, which could accelerate or permanently increase state taxes owed.

We may have ownership changes in the future, due to further changes in our stock ownership. Some of these ownership changes could be outside of our control. If an ownership change occurs and our ability to use our historical NOL and tax credit carryforwards is limited, it could adversely impact our future operating results by increasing our tax obligations.

General Risk Factors

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

Our information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer other breakdowns, cyber-attacks, or information security breaches, which could adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business, particularly during the COVID-19 pandemic. We also rely on third party vendors and their information technology systems. Despite the implementation of security measures, our recovery systems, security protocols, network protection mechanisms and other security measures and those of our current or future CROs or other contractors and consultants are vulnerable to system failure, interruption, compromise or damage from data corruption, breakdown, computer hacking, malicious code (such as computer viruses or worms), fraudulent activity, employee misconduct, theft, or error, denial-of-service attacks, telecommunication and electrical failures, natural disasters, public health epidemics, such as the COVID-19 pandemic, currently impacting multiple jurisdictions worldwide, including the United States, cyber-attacks by sophisticated nation-state and nation-state supported actors, or other system attacks, disruption, or accidents. We receive, generate and store significant and increasing volumes of personal (including health), confidential and proprietary information. There can be no assurance that we, or our collaborators, CROs, third-party vendors, contractors and consultants, will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all break-downs, service interruptions, attacks or breaches. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure.

As the cyber-threat landscape evolves, these threats are constantly increasing in frequency, sophistication and intensity and will become increasingly difficult to detect. These attacks are made by groups and bad actors with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states and others. As a company with an increasingly global presence, our information security systems are subject to frequent attacks. Cyber threats may be generic, or they may be targeted against our information systems. Due to the nature of some of these attacks, we may be unable to anticipate or there is a risk that an attack may remain undetected for a period of time.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. Remediation of any potential security breach may involve significant time, resources, and expenses. We could be required to fundamentally change our business activities and practices in response to a security breach and our systems or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation. In addition, the costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing, and despite our best efforts, our network security and data recovery measures and those of our vendors may still not be adequate to protect against such security breaches and disruptions, which could cause harm to our business, financial condition and results of operations.

A security breach may cause us to breach our contracts. Our agreements with relevant stakeholders such as collaborators may require us to use legally required, industry-standard or reasonable measures to safeguard personal information. A security breach could lead to claims by relevant stakeholders that we have failed to comply with such contractual obligations. In addition, any non-compliance with our data privacy obligations in our contracts or our inability to flow down such obligations from relevant stakeholders to our vendors may cause us to breach our contracts. As a result, we could be subject to legal action or the relevant stakeholders could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

We may have contractual and other legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with collaborators may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our collaborators to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.

Any cybersecurity incident could adversely affect our business, by leading to, for example, the loss of trade secrets or other intellectual property, demands for ransom or other forms of blackmail or the unauthorized disclosure of personal, confidential or proprietary information of our employees, clinical trial participants, customers and others. We could be subject to regulatory actions taken by governmental authorities, litigation under laws that protect the privacy and security of personal information, or other forms of legal proceedings, which could result in significant investigations, liabilities or penalties. Further, a cybersecurity incident may disrupt our business or damage our reputation, which could have a material adverse effect on our business, prospects, operating results, share price and stockholder value, and financial condition. In addition, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny.

We may not have adequate insurance coverage for security incidents or breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

On April 3, 2020, the Delaware Chancery Court issued a memorandum opinion, which related only to our ProTriTAC platform. The Court ruled in our favor on Maverick’s claims for breach of contract and misappropriation of trade secrets and dismissed those claims. As part of that ruling, the Court determined that our ProTriTAC technology is not in a field that is subject to a four year non-compete.  The Court found in favor of Millennium on its claim against us for fraud in inducing Millennium’s investment in Maverick. The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. The litigation is currently in the damages phase, at the conclusion of which damages related to the fraud ruling, if any, will be determined. The Court held a one-day trial on Millennium’s damages claim on September 22, 2020, closing arguments were held December 8, 2020, and the matter has now been taken under submission by the Court. Through evidence and argument presented at trial and in related briefing, Millennium advanced a theory of alleged damages as high as approximately $147 million plus certain fees and interest. We advanced a theory of alleged damages amounting to zero dollars. We cannot predict the amount of damages for which the Court may find us liable, or the outcome of any appeal that might result from a final judgement in the case. We could be required to pay significant monetary damages in connection with the Court’s determination of damages related to the fraud ruling, which could have a material adverse effect on our financial condition and results of operations.

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

Holders of Record

As of February 28, 2021, there were approximately 21 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Registrant Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information specified under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements. In addition, the section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020.

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

We currently have four TriTAC product candidates in clinical development. HPN424 is currently in a Phase 1/2a clinical trial for the treatment of metastatic castration-resistant prostate cancer, or mCRPC. HPN536 is currently in a Phase 1/2a clinical trial for the treatment of ovarian cancer and other mesothelin-, or MSLN-, expressing solid tumors. HPN217 is currently in a Phase 1/2 clinical trial targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma. HPN328, a TriTAC product candidate targeting Delta-like canonical Notch ligand 3, or DLL3, for the treatment of SCLC and other DLL3-expressing tumors.

TriTAC Pipeline Update

HPN424: In December 2020, we provided a clinical update on our ongoing Phase 1/2a clinical trial, at the time of the data cutoff, 69 patients had been dosed across 14 cohorts at fixed doses of 1.3 to 160ng/kg and in step dosing cohorts up to 300ng/kg administered as a weekly intravenous infusion. Enrolled patients had a median of 6 prior systemic therapies, and 76% of patients had prior chemotherapy in the metastatic castration-resistant setting. Ten of 44 patients (23%) with treatment start dates at least 6 months ago remained on study treatment for more than 24 weeks.

At the highest fixed dose tested to date, 160ng/kg, one patient out of 7 has experienced a confirmed partial response with tumor lesion reduction of 43%. 3 of 7 patients have had serum PSA declines from baseline, one of which was a PSA reduction of 50%.

HPN424 was generally well tolerated and cytokine-related adverse events have been manageable. Reported Grade 3 or higher adverse events have included cytokine release syndrome (CRS) (10%), ALT increase (11%) and AST increase (11%). CRS events and transaminitis have been transient and have not resulted in treatment discontinuation. Dose-limiting toxicities (DLTs) have been observed and have not limited escalation. A maximum tolerated dose (MTD) has not been identified. Presentation of Phase 1 data and initiation of an expansion cohort is planned for the first half of 2021. Interim data from this expansion cohort is anticipated by the end of 2021.

HPN536: HPN536 is a MSLN-targeting T cell engager, and we are currently enrolling patients in a Phase 1/2a clinical trial for ovarian, pancreatic and other MSLN-expressing solid tumors. The study is collecting data to evaluate the safety, tolerability, pharmacokinetics and activity of HPN536.  In December 2020, we provided a clinical update on our ongoing Phase 1/2a clinical trial, at the time of the data cutoff, dosing had occurred across 9 fixed-dose cohorts of 6 to 280ng/kg and 1 step dose cohort up to 600ng/kg. Tumor types treated included late-stage ovarian and pancreatic cancers and peritoneal mesothelioma. Enrolled patients had a median of four prior systemic therapies, and 66% of patients had progressive disease as best response to their most recent prior therapy. Pharmacokinetic analysis shows median half-life of more than 70 hours. Among the relapsed/refractory ovarian cancer patients with at least one post-baseline scan, 8 of 12 (67%) patients showed stability of target lesions.

HPN536 appears to be well tolerated. One CRS grade 3 occurred in the absence of dexamethasone premedication treatment. The CRS resolved, and the patient continued on study with dexamethasone premedication. As of December 1, 2020, no DLTs had been observed. Initiation of an expansion cohort is anticipated in the second half of 2021, with a presentation of Phase 1 data by year end 2021.

HPN217: In April 2020, we announced that the first patient was dosed with HPN217 in a Phase 1/2 clinical trial focused on relapsed/refractory multiple myeloma, or RRMM. In December 2020, we provided a clinical update on our ongoing Phase 1/2 clinical trial, at the time of the data cutoff, relapsed/refractory multiple myeloma patients had been treated across 6 single-patient fixed dose cohorts of 5 to 810µg, reflecting a more than 100-fold increase in dose in 8 months. HPN217 had been well-tolerated, and no DLTs had been observed as of the December 1, 2020 cutoff date. In January 2021, HPN217 received orphan drug designation for the treatment of multiple myeloma. A presentation of interim data is anticipated in 2021, with initiation of a dose expansion cohort in the second half of 2021.

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

HPN328: In December 2020, we announced that the first patient was dosed with HPN328 in a Phase 1/2 trial as an investigational treatment of SCLC and other tumors associated with DLL3 expression. We have presented preclinical data on HPN328 showing that the drug was well tolerated in cynomolgus monkeys at 1 and 10 mg/kg, and pharmacokinetic data supported the potential for once weekly dosing. When administered to mice bearing human SCLC xenografts and human T cells, HPN328 eradicated the tumors. Presentation of initial data is planned for the second half of 2021.We plan to initiate a Phase 1/2 clinical trial in the fourth quarter of 2020.

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

Business Operations

Since commencing operations in 2015, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of common stock, and payments received under our discovery collaboration agreement with AbbVie.

Since our inception, we have incurred significant net operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $49.9 million, 55.6 million, and $27.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $168.1 million. Our primary use of cash is to fund net losses, operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

•	continue the research and development of HPN424, HPN536, HPN217, HPN328 and HPN601 as well as our other product candidates;
•	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
•	seek marketing approvals for product candidates that successfully complete clinical trials;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	continue to invest in our technology platforms, including TriTAC and ProTriTAC;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	implement operational, financial and management systems; and
•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

In February 2019, we closed the IPO of our common stock, in which we issued and sold an aggregate of 5,769,201 shares of our common stock at a price of $14.00 per share for net proceeds of approximately $70.7 million (inclusive of a partial exercise of the underwriters’ option), after deducting underwriting discounts, commissions and offering costs payable by us.

In January 2021, we closed a follow on public offering of 6,764,704 shares of our common stock, including 882,352 shares sold pursuant to the exercise in full by the underwriters of their overallotment option at $17.00 per share. The net proceeds to us were approximately $108.1 million, after deducting underwriting discounts and commissions and offering costs payable by us.

In October and November 2020, pursuant to our Sales Agreement with Cantor Fitzgerald, we received approximately $3.0 million in net proceeds from the sale of shares of our common stock.

COVID-19 Update

In December 2019, there was an outbreak of a novel strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared COVID-19 a pandemic. The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or mitigate its impact and the economic impact on local, regional, national and international markets. Our assessment to date continues to support that we have not experienced any material delays or significant financial impacts directly related to the pandemic other than some minor disruptions to clinical operations, including patient enrollment in some of our clinical trials. We will continue to monitor the overall impact of the COVID-19 pandemic on our business, assets and operations, including our personnel, programs, expected timelines, expenses, third-party contract manufacturing, contract research organizations and clinical trials.

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

Collaborations with AbbVie

Development and Option Agreement

On November 20, 2019, we entered into a Development and Option Agreement, which we refer to, as amended, as the Development and Option Agreement, with AbbVie in connection with our HPN217 program, which targets B cell maturation antigen, or BCMA. Pursuant to such agreement, we granted to AbbVie an option to a worldwide, exclusive license to our patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA, or HPN217 Products. Under the Development and Option Agreement, we filed an IND for HPN217 and are responsible for conducting clinical development activities pursuant to a mutually agreed upon development plan, including conducting a Phase 1/2 clinical trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to a worldwide, exclusive license to such HPN217 program. We initiated a Phase 1/2 clinical trial in April 2020.

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

AbbVie paid an upfront payment of $30.0 million and, in June 2020, a development milestone payment of $50.0 million, as we dosed our first patient in the Phase 1/2 clinical trial of HPN217 in April 2020. If AbbVie exercises its option, AbbVie will pay us an option exercise fee of $200.0 million.  Following option exercise, AbbVie will be required to make further payments to us of up to $230.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for HPN217 Products. We will also receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of HPN217 Products at percentages ranging from the high single digits to the very low double digits, subject to specified offsets and reductions. Royalties will be payable under the Development and Option Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of HPN217 and other HPN217 Products, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country, or ten years following first commercial sale of such HPN217 Product in such country.

We will recognize revenue under the Development and Option Agreement as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. Accordingly, of the $30.0 million upfront payment received in 2019 and $50.0 million development milestone received in 2020, $13.8 million and $1.7 million of revenue was recognized for the year ended 2020 and 2019, respectively, and as of December 31, 2020, we had $ 64.5 million of deferred revenue under the Development and Option Agreement.

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

We recognized revenue under the Original Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $17.0 million upfront payment received in 2017, $3.7 million and $4.0 million of revenue was recognized during the years ended 2020 and 2019, respectively, and, as of December 31, 2020, we had $4.3 million of deferred revenue under the Original Collaboration Agreement.

We will recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $20.0 million upfront payment received in 2019, no revenue was recognized for the year ended 2020 and 2019. As of December 31, 2020, we had $20.0 million of deferred revenue under the Restated Collaboration Agreement.

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

License Agreement with Werewolf Therapeutics, Inc.

In March 2018, we entered into an assignment and license agreement, or the Werewolf Agreement, with Werewolf Therapeutics, Inc., or Werewolf, a portfolio company of MPM Capital, Inc., a holder of more than 5% of our capital stock. Dr. Luke Evnin, a member of our Board until June 2020, is the Chairman of the board of directors of Werewolf. Under the Werewolf Agreement, we assigned certain patents that relate to certain inducible polypeptides (and binding moiety for conditional activation of certain polypeptides) to Werewolf and granted to Werewolf a non-exclusive, royalty-bearing, sublicenseable license under certain other patents owned by us and relating to certain proteins, to make, use and commercialize products that are covered by such patents in the field of molecules comprising a certain polypeptide. Werewolf assigned certain patents to us relating to adoptive cell therapies and binding moieties for conditional activation of immunoglobulin and non-immunoglobulin molecules. Under the Werewolf Agreement, Werewolf paid us an upfront fee of $0.5 million. If Werewolf commercializes products covered by the licensed patents, then beginning on the first sale of such products, Werewolf will be obligated to pay to us a royalty on net sales of such products by Werewolf, its affiliates and licensees at a percentage in the low single digits, subject to an obligation to make a minimum annual royalty payment at an amount in the low hundreds of thousands of dollars.

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

Royalties on net sales will be recognized when the underlying sales occur. No royalty revenue was recognized under the Werewolf Agreement for the year ended December 31, 2020.

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

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019	Change ($)	Change (%)
	(dollars in thousands)
Revenue:
Collaboration and license revenue	$17,444	$5,777	$11,667	202%
Total revenue	17,444	5,777	11,667	202%
Operating expenses:
Research and development	52,565	41,592	10,973	26%
General and administrative	16,210	22,391	(6,181)	-28%
Total operating expenses	68,775	63,983	4,792	7%
Loss from operations	(51,331)	(58,206)	(6,875)	-12%
Interest income	1,449	2,676	(1,227)	-46%
Other expense	(26)	(42)	(16)	38%
Net loss	$(49,908)	$(55,572)	$(5,664)	-10%

Revenue

Collaboration and license revenue increased by $11.7 million, or 202%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to a $12.1 million increase in revenue recognized related to the Development and Option Agreement which was entered into in November 2019, for research and development services performed, partially offset by a decrease of $0.4 million revenue recognized for research and development services performed under the Restated Collaboration Agreement.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Year Ended December 31,
	2020	2019
	(In thousands)
Product and clinical development	21,583	$17,208
Research and technology services	2,526	2,747
Laboratory supplies and equipment	2,441	2,226
Pharmacology services	727	1,303
Personnel-related	15,234	8,728
Facility and other allocated expenses	6,106	6,412
Consulting	3,948	2,968
Total research and development expenses	$52,565	$41,592

Research and development expenses increased by $11.0 million, or 26%, in 2020 compared to 2019. The increase was primarily due to a $6.5 million increase in personnel-related expenses due to an increase in headcount, $3.8 million increase in product and clinical development expense and pharmacology services due to development of four identified product candidates, which includes conducting preclinical and clinical studies to support ongoing clinical development, a $1.0 million increase in consulting expenses primarily due to preparation of our HPN424, HPN536, HPN217 and HPN328 clinical trials, which was offset by a $0.3 million decrease in facility and other allocated expenses.

General and Administrative

General and administrative expenses decreased by $6.2 million, or 28%, in 2020 compared to 2019. The decrease was primarily due to a $8.4 million decrease in legal fees and related expenses associated with the Maverick Therapeutics, Inc., or Maverick, litigation incurred in 2019, offset by a $2.2 million increase in personnel-related expenses due to an increase in headcount.

Interest Income, net

Interest income decreased by $1.2 million, or 46%, in 2020 compared to 2019. The decrease was primarily due to lower interest yields on our cash, money-market and marketable securities balances and higher amortization of premiums associated marketable securities purchases.

Other Expense, net

Other expense decreased for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was primarily due to lower losses from foreign currency fluctuation.

Liquidity and Capital Resources

Liquidity

Since our inception and through December 31, 2020, we have financed our operations primarily through proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of common stock, and upfront payments received by us from our collaboration and license agreements. As of December 31, 2020, we had $150.0 million in cash and cash equivalents and marketable securities, an accumulated deficit of $168.1 million and working capital of $81.8 million.

In January 2021, we sold an aggregate 6,764,704 shares of our common stock for $108.1 million in net proceeds after deducting underwriting discounts and commissions and offering costs.

In October and November 2020, pursuant to our Sales Agreement, with Cantor Fitzgerald, we received approximately $3.0 million in net proceeds from the sale of shares of our common stock. We expect to continue to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our product candidates. Additional capital will be needed to undertake these activities and commercialization efforts, and, therefore, we intend to raise such capital through the issuance of additional equity, borrowings, and potentially strategic alliances with other companies. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of the development programs or commercialization efforts, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the our business, results of operations, financial condition and/or out ability to fund our scheduled obligations on a timely basis or at all.

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

In March 2020, we entered into a Sales Agreement, with Cantor Fitzgerald under which we may offer and sell, from time to time at our sole discretion through Cantor Fitzgerald, as our sales agent, shares of our common stock having an aggregate offering price of up to $75.0 million. Cantor Fitzgerald may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through Nasdaq or on any other existing trading market for our common stock. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-237175). We will pay Cantor Fitzgerald a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Cantor Fitzgerald under the Sales Agreement. As of December 31, 2020, we had sold 192,069 shares of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald, for net proceeds of approximately $3.0 million.

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities, funding from our collaborations and partners and most recently, net proceeds from our January 2021 underwritten follow on public offering and sales of our common stock under the Sales Agreement in October 2020 and November 2020, will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of these audited financial statements. However, we will require additional capital in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies and clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, operating and capital leases, making capital expenditures or declaring dividends.

Please see the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

	Year Ended December 31,
	2020	2019
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(8,616)	$(2,891)
Investing activities	(63,626)	(69,315)
Financing activities	4,676	71,449
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(67,566)	$(757)

Cash Flows from Operating Activities

In 2020, cash used in operating activities was $8.6 million, which consisted of a net loss of $49.9 million and a net change of $33.4 million in our net operating assets and liabilities, partially offset by $7.9 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $4.9 million, depreciation and amortization of $2.1 million, amortization operating right-of-use lease asset of $0.4 million and net amortization of premiums and discounts on marketable securities of $0.5 million. The change in operating assets and liabilities was primarily due to an increase in deferred revenue of $31.5 million resulting from the upfront payments of $50 million cash milestone received from AbbVie related to the Development Option Agreement in June 2020 and an increase in accrued liabilities of $6.1 million primarily related to timing for ongoing research and development activities, which was offset by a decrease of $1.5 million in prepaid expenses and other assets, a decrease of $1.2 million in accounts payable resulting from the timing of payments made for operating costs and a decrease of $1.4 million in operating lease obligations.

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

Cash Flows from Investing Activities

In 2020, cash used in investing activities of $63.6 million primarily related to purchases of marketable securities and property and equipment consisting primarily of laboratory equipment offset by the maturity and sale of marketable securities.

In 2019, cash used in investing activities of $69.3 million primarily related to purchases of marketable securities and property and equipment consisting primarily of laboratory equipment offset by the maturity and sale of marketable securities.

Cash Flows from Financing Activities

In 2020, cash provided by financing activities of $4.7 million was primarily related to proceeds received from the sale of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald in October 2020 and November 2020, or net proceeds of approximately $3.0 million. In addition, we received $1.7 million cash from the exercise of stock options and employee stock purchases under the employee stock purchase plan.

In 2019, cash provided by financing activities of $71.4 million was primarily related to the proceeds received from our IPO in February 2019.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years	Total
	(In thousands)
Operating lease obligations	$2,355	$8,195	$2,908	$4,525	$17,983
Total	$2,355	$8,195	$2,908	$4,525	$17,983

The obligations noted above represent operating lease obligations related to our currently occupied premises at 131 Oyster Point Blvd in South San Francisco, California that commenced in July 2019 and expires in June 2027. The initial annual base rent is approximately $2.2 million, and such amount will increase by 3.5% annually on each anniversary of the commencement date, equaling approximately $20.0 million over the eight-year lease term. In connection with the lease, we will maintain a letter of credit for the benefit of the landlord in the amount of $0.5 million. Under the lease agreement, we have an option to extend the lease for an additional period of eight years.  As of December 31, 2020, we have not determined whether we will exercise our option to extend the lease term.

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

See Note 7, “Collaboration and License Agreements” for additional details regarding our collaboration arrangements with AbbVie.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks in the ordinary course of our business. Our market risk exposure is primarily the result of fluctuations that may cause the market value of these assets to fluctuate. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $150.0 million as of December 31, 2020, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short- to intermediate-term fixed income securities and cash, cash equivalents and marketable securities of $155.1 million as of December 31, 2019, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short- to intermediate-term fixed income securities.

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

Item 8. Financial Statements and Supplemental Data

The information required to be filed in this item appears under “Exhibits and Financial Statement Schedules” in Part IV, Item 15 of this Annual Report on Form 10-K and is set forth on pages F-1 to F-30.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors” and “Information About Our Executive Officers Who Are Not Directors,” “Corporate Governance,” “Corporate Governance – Code of Business Conduct and Ethics,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Committees of the Board of Directors – Nominating and Corporate Governance Committee,” “Corporate Governance – Committees of the Board of Directors – Audit Committee” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee” in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2020 Annual Meeting of Shareholders, or the Proxy Statement, which is expected to be filed not later than 120 days after December 31, 2020.

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

Item 15. Exhibits and Financial Statement Schedules.

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

(b)	Exhibits

The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1¥*	Asset Transfer Agreement by and between the Registrant and Maverick Therapeutics, Inc., dated as of December 30, 2016, as amended	S-1	333-229040	2.1	1/29/2019
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38800	3.1	8/5/2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38800	3.2	2/13/2019
4.1	Form of Common Stock Certificate.	S-1	333-229040	4.1	1/29/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated as of November 9, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-229040	4.2	12/27/2018
4.3	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-38800 20709109	4.3	3/12/2020
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-229040	10.4	1/4/2019
10.2+	Harpoon Therapeutics, Inc. 2015 Equity Incentive Plan and related form agreements	S-1	333-229040	10.1	12/27/2018
10.3+	Harpoon Therapeutics, Inc. 2019 Equity Incentive Plan and related form agreements	S-1	333-229040	10.2	1/29/2019
10.4+	Harpoon Therapeutics, Inc. Amended and Restated Employee Stock Purchase Plan and related form agreements	S-1	333-229040	10.3	1/29/2019
10.5+	Employment Offer Letter by and between Gerald McMahon and the Registrant, dated as of December 10, 2016	S-1	333-229040	10.5	12/27/2018
10.6+	Employment Offer Letter by and between Holger Wesche and the Registrant, dated as of March 17, 2015, as amended	S-1	333-229040	10.6	12/27/2018
10.7+	Employment Offer Letter by and between Natalie Sacks and the Registrant, dated as of September 13, 2018	S-1	333-229040	10.7	12/27/2018
10.8+	Non-Employee Director Compensation Policy	S-1	333-229040	10.10	1/29/2019
10.9	Royalty Transfer Agreement by and between the Registrant, MPM Oncology Charitable Foundation, Inc. and the UBS Optimus Foundation, dated as of December 1, 2016, as amended	S-1	333-229040	10.13	12/27/2018
10.10¥	First Amended and Restated Assignment and License Agreement between the Registrant and Werewolf Therapeutics, Inc., dated as of October 19, 2018	S-1	333-229040	10.14	12/27/2018
10.11¥	CHEF 1 Collaboration and License Agreement between the Registrant and CMC ICOS Biologics, Inc., dated October 26, 2015	S-1	333-229040	10.15	12/27/2018
10.12¥	Amendment to CHEF1 Collaboration and License Agreement and Development and Manufacturing Services Agreement between Registrant and AGC Biologics, Inc. (previously CMC ICOS Biologics, Inc.), dated as of December 12, 2018	S-1	333-229040	10.21	1/29/2019
10.13¥	Development and Manufacturing Services Agreement between the Registrant and CMC ICOS Biologics, Inc., dated July 5, 2016	S-1	333-229040	10.16	12/27/2018
10.14	Lease by and between the Registrant and HCP Oyster Point III LLC, dated as of July 27, 2018	S-1	333-229040	10.19	12/27/2018
10.15+	Employment Offer Letter by and between Georgia Erbez and the Registrant, dated as of October 19, 2018	S-1	333-229040	10.20	1/4/2019
10.16¥	Amended and Restated Discovery Collaboration and License Agreement between the Registrant and AbbVie Biotechnology Ltd., dated as of November 20, 2019	10-K	001-38800	10.17	3/12/2020
10.17¥	Development and Option Agreement between the Registrant and AbbVie Biotechnology Ltd., dated as of November 20, 2019	10-K	001-38800	10.18	3/12/2020
10.18¥	Second Amended and Restated Assignment and License Agreement between the Registrant and Werewolf Therapeutics, Inc., dated as of December 20, 2019	10-K	001-38800	10.19	3/12/2020
10.19+	Fifth Amended and Restated Consulting Agreement by and between Patrick Baeuerle and the Registrant, dated as of March 3, 2020	10-K	001-38800	10.20	3/12/2020
10.20	Controlled Equity OfferingSM Sales Agreement, dated March 13, 2020, between Cantor Fitzgerald & co. and the Registrant.	S-3	333-237175	1.1	3/13/2020

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.21¥*	First Amendment to the Development and Option Agreement between the Registrant and Abbvie Biotechnology Ltd., dated as of April 21, 2020	10-Q	001-38800	10.1	08/05/2020
10.22*	Side Letter Amendment to Development and Option Agreement between the Registrant and AbbVie Biotechnology Ltd., dated April 15, 2020	10-Q	001-38800	10.2	08/05/2020
21.1	List of subsidiaries of the Registrant	S-1	333-229040	21.1	12/27/2018
23.1	Consent of Independent Registered Public Accounting Firm					x
24.1	Power of Attorney (included on signature page to this Form 10-K)					x
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: March 10, 2021

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

Signature	Title	Date

/s/ Gerald McMahon, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2021
Gerald McMahon, Ph.D.

/s/ Georgia Erbez	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2021
Georgia Erbez

/s/ Ron Hunt	Chairman of the Board of Directors	March 10, 2021
Ron Hunt

/s/ Andrew Robbins	Director	March 10, 2021
Andrew Robbins

/s/ Mark Chin	Director	March 10, 2021
Mark Chin

/s/ Jonathan Drachman, M.D.	Director	March 10, 2021
Jonathan Drachman, M.D.

/s/ Julie Eastland	Director	March 10, 2021
Julie Eastland

/s/ Joseph Bailes	Director	March 10, 2021
Joseph Bailes

/s/ Scott Myers	Director	March 10, 2021
Scott Myers

/s/ Joanne Viney	Director	March 10, 2021
Joanne Viney

HARPOON THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Harpoon Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Harpoon Therapeutics, Inc. (the Company), as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

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

Redwood City, California

March 10, 2021

HARPOON THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$21,170	$88,736
Short-term marketable securities	104,860	59,337
Prepaid expenses and other current assets	3,724	2,544
Total current assets	129,754	150,617
Property and equipment, net	10,188	11,383
Long-term marketable securities	23,946	7,056
Operating lease right-of-use asset	6,583	7,015
Other assets	1,121	533
Total assets	$171,592	$176,604
Liabilities, convertible preferred stock and stockholders' equity
Current liabilities
Accounts payable	1,572	2,594
Accrued liabilities	13,845	7,495
Deferred revenue, current	31,299	11,207
Operating lease liabilities, current	1,202	1,217
Total current liabilities	47,918	22,513
Deferred revenue, noncurrent	57,522	46,144
Operating lease liabilities, net of current portion	12,313	13,727
Total liabilities	117,753	82,384
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2020 and 2019; 25,553,172 shares and 24,904,848 shares issued and outstanding at December 31, 2020 and 2019, respectively	3	3
Additional paid-in capital	221,904	212,339
Accumulated other comprehensive income	3	41
Accumulated deficit	(168,071)	(118,163)
Total stockholders' equity	53,839	94,220
Total liabilities, convertible preferred stock and stockholders' equity	$171,592	$176,604

The accompanying notes are an integral part of these financial statements.

HARPOON THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the year ended December 31,
	2020	2019	2018
Revenue
Collaboration and license revenue	$17,444	$5,777	$4,750
Total revenue	17,444	5,777	4,750
Operating expenses
Research and development	52,565	41,592	26,368
General and administrative	16,210	22,391	6,106
Total operating expenses	68,775	63,983	32,474
Loss from operations	(51,331)	(58,206)	(27,724)
Interest income	1,449	2,676	395
Other expense	(26)	(42)	(37)
Net loss	(49,908)	(55,572)	(27,366)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(38)	41	—
Comprehensive loss	$(49,946)	$(55,531)	$(27,366)
Net loss per share, basic and diluted	(1.99)	(2.56)	(25.65)
Weighted-average common shares used in computing net loss per share, basic and diluted	25,034,947	21,746,461	1,066,877

The accompanying notes are an integral part of these financial statements.

HARPOON THERAPEUTICS, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible				Additional	Note Receivable	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stockholder	Income/(Loss)	Deficit	(Deficit)
Balances at December 31, 2017	6,989,973	$39,841	948,294	$1	$8,309	$(28)	$—	$(35,225)	$(26,943)
Issuance of Series B convertible preferred stock at $6.39 per share upon extinguishment of 2016 Notes and 2017 Notes, net of issuance costs of $8	3,128,540	19,992	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock at $10.77 per share, net of issuance costs of $256	6,499,935	69,744	—	—	—	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	125,533	—	122		—	—	122
Vesting of early exercised stock options	—	—	56,025	—	36	—	—	—	36
Stock-based compensation	—	—	—	—	644	28	—	—	672
Vesting of Founder's shares	—	—	81,567	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	(27,366)	(27,366)
Balances at December 31, 2018	16,618,448	129,577	1,211,419	1	9,111	—	—	(62,591)	(53,479)
Conversion of Series A, B, and C convertible preferred stock into common stock	(16,618,448)	(129,577)	16,618,448	1	129,575	—	—	—	129,576
Issuance of common stock upon exercise of warrants	—	—	563,043	—		—	—	—	—
Issuance of common stock upon initial public offering, net of offering costs of $10,122	—	—	5,769,201	1	70,646	—	—	—	70,647
Issuance of common stock for exercise of stock options	—	—	572,436	—	803	—	—	—	803
Vesting of early exercised stock options	—	—	93,336	—	133	—	—	—	133
Stock-based compensation	—	—	—	—	2,071	—	—	—	2,071
Vesting of Founder's shares	—	—	22,181	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(55,572)	(55,572)
Other comprehensive income	—	—	—	—	—	—	41	—	41
Balances at December 31, 2019	—	—	24,850,064	3	212,339	—	41	(118,163)	94,220
Issuance of common stock pursuant to ATM facility, net of offering costs	—	—	192,069	—	3,032	—	—	—	3,032
Issuance of common stock under equity incentive plans including exercise of stock options	—	—	475,667	—	1,644	—	—	—	1,644
Vesting of early exercised stock options	—	—	35,372	—	29	—	—	—	29
Stock-based compensation	—	—		—	4,860	—	—	—	4,860
Net loss	—	—	—	—	—	—	—	(49,908)	(49,908)
Other comprehensive loss	—	—	—	—	—	—	(38)	—	(38)
Balances at December 31, 2020	—	$—	25,553,172	$3	$221,904	$—	$3	$(168,071)	$53,839

The accompanying notes are an integral part of these financial statements.

HARPOON THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(49,908)	$(55,572)	$(27,366)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation expense	4,860	2,071	672
Depreciation and amortization	2,082	900	644
Non cash lease expense	432	1,202
Net amortization of discounts on marketable securities	491	(541)	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	(1,179)	(1,814)	(507)
Other assets	(359)	3,042	—
Accounts payable	(1,228)	(1,761)	2,555
Accrued liabilities	6,151	4,288	1,048
Deferred revenue	31,470	45,309	(4,250)
Operating lease liabilities	(1,428)	(15)	—
Other long-term liabilities	—	—	78
Net cash (used in) provided by operating activities	(8,616)	(2,891)	(27,126)
Cash flows from investing activities
Purchases of property and equipment	(683)	(3,516)	(663)
Purchases of marketable securities	(202,182)	(141,816)	—
Proceeds from repayment of note receivable	—	—	—
Maturities of marketable securities	139,239	76,017	—
Net cash (used in) provided by investing activities	(63,626)	(69,315)	(663)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	3,032	70,646	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	89,828
Proceeds from issuance of common stock in connection with employee benefit plans	1,644	803	158
Payments of deferred initial public offering costs	—	—	(1,660)
Net cash provided by financing activities	4,676	71,449	88,326
Net increase (decrease) in cash, cash equivalents, and restricted cash	(67,566)	(757)	60,537
Cash, cash equivalents, and restricted cash at beginning of period	89,203	89,960	29,423
Cash, cash equivalents, and restricted cash at end of period	$21,637	$89,203	$89,960
Supplemental disclosures of non-cash investing and financing information
Conversion of preferred stock to common stock and additional paid-in capital	$—	$129,577	$—
Deferred follow on offering costs included in accrued liabilities	$229	$—	$—
Purchases of property and equipment included in accounts payable	$204	$(16)	$28
Deferred initial public offering costs included in accounts payable and accrued liabilities	$—	$—	$1,309
Reclassification of employee stock liability to equity upon vesting	$29	$133
Right-of-use asset obtained in exchange for lease obligation	$—	$8,405	$—
Modification of operating lease	$—	$(188)	$—
Tenant improvements provided by landlord	$—	$5,784	$6,648
Series C preferred stock issuance costs included in accounts payable and accrued liabilities	$—	$—	$92

The accompanying notes are an integral part of these financial statements.

HARPOON THERAPEUTICS, Inc.

Notes to the Financial Statements

1.	Organization

Description of Business

Harpoon Therapeutics, Inc. (the “Company”) is a clinical-stage immunotherapy company developing a novel class of T cell engagers that harness the power of the body’s immune system to treat patients suffering from cancer and other diseases. T cell engagers are engineered proteins that direct a patient’s own T cells to kill target cells that express specific proteins, or antigens, carried by the target cells. Using a proprietary Tri-specific T cell Activating Construct (“TriTAC”), platform, the Company is developing a pipeline of novel T cell engagers, or TriTACs, initially focused on the treatment of solid tumors and hematologic malignancies. In addition, the Company is also developing its ProTriTAC platform, which builds upon the core elements of the TriTAC platform by utilizing a prodrug approach designed to allow T cell engagers to address cancer targets that would otherwise be limited by on-target toxicities. The Company was incorporated in Delaware in March 2015 and is headquartered in South San Francisco, California.

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

Public Offering

In January 2021, the Company sold an aggregate of 6,764,704 shares of our common stock for $108.1 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-237175), declared effective by the SEC on April 23, 2020, a base prospectus dated April 23, 2020 and the related prospectus supplement dated January 6, 2021.

Liquidity

Since inception, the Company has incurred significant losses and has negative cash flows from operations. As of December 31, 2020, the Company had an accumulated deficit of $168.1 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of December 31, 2020, the Company had cash, cash equivalents, and marketable securities of $150.0 million, which is available to fund future operations. The Company believes that its cash, cash equivalents and marketable securities as of December 31, 2020, in addition to proceeds of $108.1 million from its follow on public offering in January 2021, potential proceeds from the sale of common stock under the Sales Agreement with Cantor Fitzgerald, provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of this Annual Report. The Company may need to raise additional capital to support the completion of its research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of stock options, the research period of the collaboration agreements with AbbVie Biotechnology Ltd. (“AbbVie”), operating lease asset and lease liabilities, income tax uncertainties and certain accruals. As of December 31, 2020, the Company has not experienced a significant financial impact directly related to the COVID-19 pandemic but has experienced some minor disruptions to clinical operations, including patient enrollment in some of its clinical trials. The Company is uncertain as to what effect the pandemic will have on its financial condition, liquidity, and future results of operations.  Management continues to actively monitor this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and personnel.  The impact of the Company’s business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or mitigate its impact.

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

For the year ended December 31, 2020 and 2019, the Company classified $0.5 million as restricted cash related to a letter of credit established for an operating lease entered into in August 2018.  The restricted cash is classified in “Other assets” in the balance sheets and is comprised of a letter of credit required pursuant to the lease for the Company’s corporate headquarters entered into in August 2018. See Note 6 Commitments and Contingencies for more information.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	As of December 31,
	2020	2019	2018
	(in thousands)
Balance Sheets
Cash and cash equivalents	$21,170	$88,736	$89,493
Restricted cash (included in other assets)	467	467	467
Cash, cash equivalents and restricted cash in Statements of Cash Flows	$21,637	$89,203	$89,960

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

The carrying amounts reflected in the accompanying balance sheets for cash and cash equivalents, restricted cash, short-term marketable securities, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

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

CARES Act

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes modifications to the limitation on business interest expense and net operating loss provisions and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company has not taken advantage of the benefits provided by the CARES Act. Whether or not the company takes advantage of the credit and other applicable provisions of the CARES Act will not change the amount of income tax paid on the 2020 income tax returns, nor will these impact the GAAP tax expense/benefit expected to be recorded in 2020.  As such, the Company does not expect the CARES Act to have a material impact on the Company’s condensed financial statements.

Assembly Bill 85 (A.B. 85)

On June 29, 2020, California’s Governor Newsom signed Assembly Bill 85 suspending California net operating loss (“NOL”) utilization and imposing a cap on the amount of business incentives tax credits (R&D credit) for tax years 2020-2022.  Given a projected GAAP and tax loss for 2020, the suspension does not have a material impact on the Company’s provision for income taxes or condensed financial statements.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. As discussed in Note 10, the unvested portion of early exercised stock options are excluded from the computation of weighted average shares as the continuing vesting of such shares is contingent on the holders’ continued service to the Company. Diluted net loss per share is the same as basic net loss per share for each period presented, since the effects of potentially dilutive securities are antidilutive given the net loss of the Company.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss, primarily unrealized gains or losses on the Company’s marketable securities.

Deferred Offering Costs

At December 31, 2020, the Company had $0.6 million of deferred offering costs included in other assets on the balance sheet, consisting of legal, accounting and other fees and costs directly attributable to our Sales Agreement with Cantor Fitzgerald and the follow on public offering, which was completed in January 2021. The deferred offering costs attributable to the follow on public offering were offset against the gross proceeds of the follow on public offering in January 2021.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 (Topic 842), Leases (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company for the year ending December 31, 2020 and all interim periods thereafter. Effective January 1, 2019, the Company early adopted ASU No. 2016-02 using the alternative transition approach provided by ASU No. 2018-11. The Company elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. The Company also elected the short-term lease practical expedient, which allowed the Company to not recognize leases with a term of less than 12 months on the balance sheets. In addition, the Company elected the lease and non-lease components practical expedient, which allowed the Company to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $8.4 million and $15.1 million, respectively, on the balance sheets as of January 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s Tizona Lease and Cove Lease (see Note 6), discounted using the Company’s incremental borrowing rate as of January 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities, adjusted for the unamortized lease incentives received and the cumulative difference between rent expense and amounts paid under the Tizona Lease and Cove Lease. The adoption of ASU 2016-02 did not have a material impact on either the statement of operations or statement of cash flows for the year ended December 31, 2020.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provided amended guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects from the Tax Cuts and Jobs Act (the “Tax Act”). The Company adopted the new standard on January 1, 2019 and did not have income tax effects of the Tax Act related to unrealized gains and losses on its marketable securities.  The adoption of this standard did not have an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740 in order to reduce cost and complexity of its application.  The ASU removes the exception related to the incremental approach for intraperiod tax allocation as well as two exceptions related to accounting for outside basis differences of equity method investments and foreign subsidiaries.  The ASU also amends the scope of ASC 740 related to a franchise tax (or similar tax) that is partially based on income; clarifies when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; specifies that an entity is not required to allocate income tax expense to a legal entity that is both not subject to tax and disregarded by the taxing authority; and clarifies that all tax effects, both deferred and current, should be accounted for in the interim period that includes the enactment date. The ASU is effective for the Company on January 1, 2021, and interim periods within those fiscal years.  The Company does not expect the adoption of this ASU will have a material impact on its financial statements.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$15,696	$15,696	$—	$—
Short-term marketable securities
U.S. government treasuries	32,497	32,497	—	—
U.S. government securities	40,652	40,652		—
Corporate debt securities	21,641	—	21,641	—
U.S. government agency securities	10,071	—	10,071	—
Long-term marketable securities
Corporate debt securities	9,080	—	9,080	—
U.S. government securities	12,294	12,294		—
U.S. government agency securities	2,571	—	2,571	—
Total cash equivalents and marketable securities	$144,502	$101,139	$43,363	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$29,450	$29,450	$—	$—
U.S. government agency securities	7,597	—	7,597	—
Short-term marketable securities
U.S. government securities	30,066	—	30,066	—
Corporate debt securities	15,552	—	15,552	—
U.S. government agency securities	13,719	—	13,719	—
Long-term marketable securities
Corporate debt securities	1,508	—	1,508	—
U.S. government securities	5,049	—	5,049	—
U.S. government agency securities	499	—	499	—
Total cash equivalents and marketable securities	$103,440	$29,450	$73,990	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company has no Level 3 assets or liabilities as of December 31, 2020 or 2019. There were no transfers between Level 1 and Level 2 during the years ended December 31, 2020 and 2019.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of December 31, 2020 and 2019.

4.	Available-for-Sale Securities

All marketable securities were considered available-for-sale at December 31, 2020. The amortized cost, gross unrealized holding gains or losses and fair value of the Company’s marketable securities by major security type are summarized in the tables below:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$15,696	—	—	$15,696
Total cash equivalents	15,696	—	—	15,696
Short-term marketable securities:
U.S. government treasuries	32,493	3	—	32,496
U.S. government agency securities	10,070	1	—	10,071
U.S. government securities	40,638	21	(8)	40,651
Corporate debt securities	21,650	1	(9)	21,642
Total short-term marketable securities	104,851	26	(17)	104,860
Long-term marketable securities:
U.S. government agency securities	2,568	4	—	2,572
U.S. government securities	12,298	—	(4)	12,294
Corporate debt securities	9,086	—	(6)	9,080
Total long-term marketable securities	23,952	4	(10)	23,946
Total	$144,499	$30	$(27)	$144,502

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
U.S. government agency securities	$7,597	—	—	$7,597
Money market funds	29,450	—	—	29,450
Total cash equivalents	37,047	—	—	37,047
Short-term marketable securities:
U.S. government agency securities	13,716	3	—	13,719
U.S. government securities	30,072	—	(6)	30,066
Corporate debt securities	15,509	43	—	15,552
Total short-term marketable securities	59,297	46	(6)	59,337
Long-term marketable securities:
U.S. government agency securities	499	—	—	499
U.S. government securities	5,045	4	—	5,049
Corporate debt securities	1,511	—	(3)	1,508
Total long-term marketable securities	7,055	4	(3)	7,056
Total	$103,399	$50	$(9)	$103,440

As of December 31, 2020, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2020. All marketable securities with unrealized losses at December 31, 2020 balance sheet date have been in a loss position for less than twelve months or the loss is not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2020	2019
	(in thousands)
Laboratory equipment	$4,636	$3,757
Furniture and fixtures	585	576
Computer equipment and software	91	91
Leasehold improvements	8,872	8,873
Construction in progress	—	—
	14,184	13,297
Less: Accumulated depreciation and amortization	(3,996)	(1,914)
Total property and equipment, net	$10,188	$11,383

Depreciation and amortization expense for property and equipment amounted to $2.1 million, $1.6 million and $0.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2020	2019
Accrued research and development	$8,835	$3,893
Accrued personnel costs	3,860	2,575
Accrued professional and consulting fees	790	684
Accrued offering costs	229	—
Other	131	343
Total accrued liabilities	$13,845	$7,495

6.	Commitments and Contingencies

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

The Cove Lease includes an option to renew, exercisable at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of December 31, 2020, the Company has not determined whether it will exercise its option to extend the lease term.  Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. The Cove Lease qualifies as an operating lease. The following table summarizes the presentation in the Company’s condensed balance sheets of its operating lease (in thousands):

As of December 31, 2020
Assets:
Operating lease right-of-use assets	$6,583
Liabilities
Operating lease liabilities	$1,202
Operating lease liabilities, net of current portion	12,313
Total operating lease liabilities	$13,515

As of December 31, 2019
Assets:
Operating lease right-of-use assets	$7,015
Liabilities
Operating lease liabilities	$1,217
Operating lease liabilities, net of current portion	13,727
Total operating lease liabilities	$14,944

The Company incurred $0.7 million, $0.4 million, and $0.2 million in variable lease costs for each of the years ended December 31, 2020, 2019, and 2018, respectively.

Future minimum lease payments under the Cove Lease as of December 31, 2020 are as follows (in thousands):

As of December 31, 2020	Operating Lease Commitments
2021	$2,355
2022	2,647
2023	2,731
2024	2,817
2025	2,908
Thereafter	4,525
Total future minimum lease payments	17,983
Less: Present value adjustment for minimum lease commitments	(4,468)
Total	$13,515

As of December 31, 2020, the weighted average remaining lease term was 6.50 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.95%.

Rent expense was $1.7 million, $2.5 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of the right-of-use lease assets was $0.4 million, $1.2 million, and zero for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Maverick Litigation

On April 3, 2020, the Delaware Chancery Court issued a memorandum opinion, which related only to the Company’s ProTriTAC platform. The Court ruled in favor of the Company on claims by Maverick Therapeutics, Inc. (“Maverick”) for breach of contract and misappropriation of trade secrets and dismissed those claims. As part of that ruling, the Court determined that the Company’s ProTriTAC technology is not in a field that is subject to a four year non-compete.  The Court found in favor of Millennium Pharmaceuticals, Inc. (“Millennium”) on its claim against the Company for fraud in inducing Millennium’s investment in Maverick. The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. The Court held a one-day trial on Millennium’s damages claim on September 22, 2020, and closing arguments were held December 8, 2020. Through evidence and argument presented at trial and in related briefing, Millennium advanced a theory of alleged damages as high as approximately $147 million plus certain fees and interest. We advanced a theory of alleged damages amounting to zero dollars. We cannot predict the amount of damages for which the Court will find us liable. We could be required to pay significant monetary damages in connection with the Court’s determination of damages related to the fraud ruling, which could have a material adverse effect on our financial condition and results of operations. No provision for a loss contingency has been recorded as the amount of damages, if any, is not estimable as of December 31, 2020.

7.	Collaboration & License Agreements

Development and Option with AbbVie

On November 20, 2019, the Company entered into a Development and Option Agreement with AbbVie in connection with the Company’s HPN217 program, which targets B cell maturation antigen, BCMA. Pursuant to such agreement, the Company granted to AbbVie an option to a worldwide, exclusive license under the Company’s patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA, or HPN217 Products. Under the Development and Option Agreement, the Company filed an IND for HPN217, and is responsible for conducting clinical development activities pursuant to a mutually agreed development plan, including conducting a Phase 1/2 clinical trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to take a worldwide, exclusive license to such HPN217 program.

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

Upon execution of the Development and Option Agreement, the Company received an upfront payment of $30.0 million.  Additionally, in June 2020, the Company received a development milestone payment of $50.0 million as a result of initiating its Phase 1/2 clinical trial by dosing the first patient in the Phase 1/2 clinical trial of HPN217 in April 2020.

If AbbVie exercises its option to a worldwide, exclusive license, AbbVie will pay the Company an option exercise fee of $200.0 million. Following option exercise, AbbVie will be required to make further payments to the Company of up to $230.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for HPN217 Products. The Company will also receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of HPN217 Products at percentages ranging from the high single digits to the very low double digits, subject to specified offsets and reductions. Royalties will be payable under the Development and Option Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of HPN217  and other HPN217 Products, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country, or ten years following first commercial sale of such HPN217 Product in such country.

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

At the inception of the agreement, the transaction price included the $30.0 million up-front consideration received in December 2019 and a development milestone of up to $50.0 million to be received upon dosing of the first patient in the HPN217 Phase 1/2 clinical trial within a specified time period, for a total transaction price of $80.0 million. In April 2020, the Company had  achieved this development milestone as a result of dosing its first patient in the Phase 1/2 clinical trial of HPN 217 and received $50.0 million in June 2020. The remaining development, commercialization, and sales milestones along with sales-based royalties were not included in the transaction price, as these milestone amounts were fully constrained on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The transaction price of $80.0 million, relates to a single unit of accounting. The initial development activities are considered a single unit of accounting. The Company recognizes revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of December 31, 2020, the Company had changes to the overall estimated costs to satisfy the performance obligation and as such, the Company adjusted revenue recognized relative to the measure of performance. As a result, the Company recorded additional $0.8 million of revenue in the fourth quarter of 2020.

The Company recognized $13.8 million and $1.7 million of revenue for the year ended December 31, 2020 and 2019, respectively.   As of December 31, 2020, the Company had recorded $64.5 million in deferred revenue, of which $41.5 million is classified as long-term and $23.0 million as short-term deferred revenue, in the accompanying balance sheet.

As of December 31, 2020, the Company will recognize royalty revenue in the period of sale of the related products, if any, based on the underlying contract terms. No such amounts were recognized during the year ended December 31, 2020.

Amended and Restated Discovery Collaboration Agreement with AbbVie

On November 20, 2019, the Company entered into an Amended and Restated Discovery Collaboration and License Agreement, or the Restated Collaboration Agreement, with AbbVie, which amends and restates the Discovery Collaboration and License Agreement entered into between the Company and AbbVie, dated October 10, 2017 and amended April 3, 2019, or the Original Collaboration Agreement.  Pursuant to the Original Collaboration Agreement, the Company granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporates the Company’s proprietary TriTAC technology together with soluble TCRs provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Original Collaboration Agreement, AbbVie was allowed to designate up to two targets, which it selected in 2017 and 2019, respectively. Pursuant to the Restated Collaboration Agreement, the worldwide, exclusive license granted to AbbVie under the Original Collaboration Agreement to develop and commercialize products that incorporate our proprietary Tri-specific T-cell Activating Construct, or TriTAC, platform technology together with soluble T cell receptors, or TCRs, provided by AbbVie has been expanded to cover products that incorporate antibodies provided by AbbVie or by us. The expansion of the collaboration also allows AbbVie to designate up to six additional targets, selected during a specified period following the effective date, to be the subject of activities under the collaboration. During a period of up to four years following the date of AbbVie’s designation of each target for the products, and confirmation of target availability, the Company and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising our proprietary TriTAC technology, in conjunction with the soluble TCR or antibody sequences directed at the agreed upon targets of interest. The Company may not, including through any third party, develop or commercialize any competing product that binds to any of the included targets. As was the case under the Original Collaboration Agreement, following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed in each Major Market (as defined in the Restated Collaboration Agreement).

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

At the inception of the Original Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the two initial targets. The Company has evaluated the transaction price and has determined $17.0 million is still appropriate as of December 31, 2020.  For the year ended December 31, 2020, 2019 and 2018, $3.7 million, $4.0 million and $4.3 million of revenue have been recognized in the accompanying statement of operations and comprehensive loss, respectively.

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019.  The Company allocates $10.0 million to each additional target selected. The company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of December 31, 2020, AbbVie has not yet selected a target under the Restated Collaboration Agreement, as such, no revenue was recognized and the upfront payment of $20.0 million is recorded as deferred revenue as of December 31, 2020.

As of December 31, 2020, the Company has recorded $24.3 million in deferred revenue, of which $16.0 million is classified as long-term and $8.3 million as short-term deferred revenue, in the accompanying balance sheet.

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

As of December 31, 2020, the Company has not recognized or earned any milestone payments under the Original Collaboration and Restated Collaboration Agreement. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized during the year ended December 31, 2020.

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

No royalty revenue was recognized under the Werewolf Agreement during the year ended December 31, 2020 or 2019.

Collaboration and License Revenue

For the years ended December 31, 2020, 2019 and 2018, collaboration and license revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

Collaboration and License Revenue	2020	2019	2018
AbbVie Restated Collaboration Agreement	$3,667	$4,039	$4,250
AbbVie Development and Option Agreement	13,777	1,738	—
Werewolf License Agreement	—	—	500
Total collaboration and license revenue	$17,444	$5,777	$4,750

8.	Convertible Preferred Stock

In May 2017, the Company entered into a Series B Preferred Stock Purchase Agreement (the “Series B Agreement”), pursuant to which the Company issued 3,128,540 shares of its Series B convertible preferred stock at a purchase price of $6.39 per share for net proceeds of $19.7 million, of which $7.5 million was sold to related party investors of the Company. In addition, the Company issued an aggregate of 811,103 shares of Series B convertible preferred stock upon the extinguishment of the 2016 Notes and the 2017 Notes in an aggregate of $5.2 million.

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

On the completion of the IPO (see Note 1), all outstanding shares of convertible preferred stock were automatically converted into 16,618,448 shares of common stock. As of December 31, 2020, the Company did not have any convertible preferred stock issued or outstanding.

9.	Equity

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

Stock Option Activity

The following summarizes option activity under the 2019 Plan and the 2015 Plan as combined:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2018	3,323,988	1.61	9.07	1,675
Options granted	322,412	13.21
Options exercised	(572,436)	1.40
Options cancelled	(88,864)	1.89
Balance as of December 31, 2019	2,985,100	2.89	8.27	35,509
Options granted	1,147,621	14.28
Options exercised	(414,782)	2.54
Options cancelled	(88,061)	9.12
Balance as of December 31, 2020	3,629,878	6.38	7.88	37,498
Vested and expected to vest as of December 31, 2020	3,629,878	6.38	7.88	37,498
Exercisable as of December 31, 2020	1,587,605	3.82	7.22	20,349

As of December 31, 2020, 2,284,525 shares were reserved by the Company to grant under the 2019 Plan. The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock, as determined by the Board of Directors. The intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 was $6.7 million, $7.6 million and $0.1 million, respectively. There is no future tax benefit related to options exercised, as the Company has accumulated net operating losses at December 31, 2020, 2019 and 2018.

During the years ended December 31, 2020, 2019 and 2018, the estimated weighted-average grant-date fair value of the stock options vested was $2.63, $1.33 and $0.81 per share, respectively, and the estimated weighted-average grant-date fair value of stock options granted was $9.63, $8.91, and $1.41 per share, respectively.

Stock-Based Compensation

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (years)	5.99	5.86	6.06
Expected volatility	78.86%	77.71%	76.08%
Risk-free interest rate	1.03%	2.17%	2.89%
Expected dividend	0%	0%	0%

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

Total stock-based compensation was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development	$1,980	$656	$325
General and administrative	2,880	1,415	347
Total stock-based compensation	$4,860	$2,071	$672

Stock-based compensation related to non-employee awards, which is included in the table above, was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

In addition to the stock-based compensation expense showing in the above table, as of December 31, 2020, there is an additional $10.2 million of unrecognized stock-based compensation related to unvested stock options that is expected to be recognized over a weighted-average period of 2.8 years.

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

The Company issued 60,885 shares under the 2019 ESPP during the year ended December 31, 2020. The Company has approximately 439,000 shares reserved for future issuance as of December 31, 2020.

Year Ended December 31,
2020
Expected term (years)	0.5
Expected volatility	98.37%
Risk-free interest rate	0.14%
Expected dividend	0%

Restricted Stock

In 2015, the Company issued restricted stock awards to employees and directors under the 2015 Plan at a purchase price of $0.0005 per share. The shares related to restricted stock awards are subject to a lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. For accounting purposes, unvested restricted stock awards are not considered issued and outstanding and therefore are not reflected as issued and outstanding in the accompanying statements of convertible preferred stock and stockholders’ equity (deficit) until the awards vest. The Company did not have any restricted shares as of December 30, 2020.

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The shares related to early exercised stock options are subject to our lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the repurchase right lapses. As of December 31, 2020 and 2019, there was $26,000 and $55,000, respectively, recorded in other current liabilities relating to shares subject to repurchase. For accounting purposes, unvested early exercised shares are not considered issued and outstanding until the awards vest. As a result of early exercises under the 2015 Plan, 20,839, and 56,211, shares had not vested and were subject to repurchase as of December 31, 2020 and 2019, respectively.

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

10.	Income Taxes

	December 31,
	2020	2019	2018
Computed expected tax benefit (at federal statutory income tax rate of 21%)	$(10,481)	$(11,584)	$(5,747)
State tax	(4,231)	(4,599)	(2,686)
Stock compensation	321	(490)	87
Tax credits	1,552	587	1,802
Change in valuation allowance	12,540	16,059	6,497
Other	299	27	47
Total provision for income taxes	$—	$—	$—

Since inception, the Company has only generated pretax losses. For the years ended December 31, 2020 and 2019, the Company recorded no provision for income taxes due to the losses incurred. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$28,198	$26,730
Stock-based compensation	329	368
Deferred revenue	13,274	2,239
Lease liability	3,791	4,190
Other	927	674
Total deferred tax assets	46,519	34,201
Less: valuation allowance	(44,654)	(32,113)
Net deferred tax assets	1,865	2,088
Fixed assets	(23)	(125)
Right-of-use asset	(1,842)	(1,963)
Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $12.5 million and $17.9 million during the years ended December 31, 2020 and 2019.

The Company has net operating carryforwards for federal and California income tax purposes of approximately $202.8 million and $190.9 million as of December 31, 2020 and 2019. The federal net operating loss carryforwards of $23.1 million, if not utilized, will expire beginning in 2035 and $77.1 million is carryforward indefinitely. The state net operating loss carryforwards of $102.7 million, if not utilized, will expire beginning in 2035.

The Company has research and development credit carryforwards for federal and California income tax purposes of approximately $10.3 million and $6.4 million as of December 31, 2020 and 2019.  The federal credit carryforwards of $6.7 million, if not utilized, will expire beginning in 2035. The state credit carryforwards indefinitely.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2020	2019	2018
	(in thousands)
Unrecognized tax benefits at January 1	$5,844	$3,438	$422
Additions for tax positions taken in the current year	3,972	2,656	3,016
Reductions for tax positions taken in the prior year	(295)	(250)	—
Unrecognized tax benefits at December 31	$9,521	$5,844	$3,438

The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. Interest and penalties have not been accrued for 2020, 2019 and 2018.

The Company files income tax returns in the United States and California. The years 2015 through 2019 remain open to U.S. federal and state examination to the extent of the utilization of net operating loss and credit carryovers. As of December 31, 2020, the Company is not under examination by the Internal Revenue Services or any state tax jurisdiction.

On March 27, 2020, the Coronavirus, Aid, Relief and Economic Stimulus Act (CARES Act) was enacted.  The CARES Act contains several provisions (Employee Retention Credit, Payroll Protection Loan, Paid Leave and defer payment of employer’s share of payroll tax) that Harpoon may considered.  As of December 31, 2020, the Company has not taken advantage of the benefits provided by the CARES Act. Whether or not the company takes advantage of the credit and other applicable provisions of the CARES Act will not change the amount of income tax paid on the 2020 income tax returns, nor will these impact the GAAP tax expense/benefit expected to be recorded in 2020.

On June 29, 2020, California’s Governor Newsom signed AB85 suspending California net operating loss (NOL) utilization and imposing a cap on the amount of business incentives tax credits (R&D credit) for tax years 2020-2022.  Given an expected tax loss for 2020, the suspension does not have a material impact on the Company’s provision for income taxes in its condensed financial statements.

11.	Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2020	2019	2018
Convertible preferred stock (as converted)	—	—	16,618,448
Common stock options issued and outstanding	3,629,878	2,985,100	3,323,988
ESPP shares issuable and outstanding	11,881	11,523	—
Restricted Stock subject to future vesting	—	—	22,178
Early exercised stock options subject to future vesting	20,839	56,211	149,565
Warrants to purchase shares of common stock	—	—	565,270
Total	3,662,598	3,052,834	20,679,449

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	As of December 31,
	2020	2019	2018
Net loss	(49,908)	(55,572)	(27,366)
Weighted-average shares used to compute basic and diluted net loss per share	25,034,947	21,746,461	1,066,877
Basic and diluted net loss per common share	(1.99)	(2.56)	(25.65)

12. Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Statement of operations data:
Revenue
Collaboration and license revenue	$3,297	$2,762	$3,893	$7,492
Total revenue	3,297	2,762	3,893	7,492
Operating expenses
Research and development	12,519	11,924	13,057	15,065
General and administrative	3,913	3,945	4,428	3,924
Total operating expenses	16,432	15,869	17,485	18,989
Loss from operations	(13,135)	(13,107)	(13,592)	(11,497)
Interest income	584	415	299	151
Other expense	(1)	—	(14)	(11)
Net loss	$(12,552)	$(12,692)	$(13,307)	$(11,357)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	430	(229)	(115)	(124)
Comprehensive loss	$(12,122)	$(12,921)	$(13,422)	$(11,481)
Net loss per share, basic and diluted	(0.51)	(0.51)	(0.53)	(0.45)
Weighted-average common shares used in computing net loss per share, basic and diluted	24,843,275	24,961,183	25,081,680	25,250,766

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Statement of operations data:
Revenue
Collaboration and license revenue	$1,063	$1,063	$1,417	$2,234
Total revenue	1,063	1,063	1,417	2,234
Operating expenses
Research and development	9,382	9,971	9,533	12,706
General and administrative	5,832	3,734	8,493	4,333
Total operating expenses	15,214	13,705	18,026	17,039
Loss from operations	(14,151)	(12,642)	(16,609)	(14,805)
Interest income	576	840	728	532
Other expense	(4)	(15)	(26)	4
Net loss	$(13,579)	$(11,817)	$(15,907)	$(14,269)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	26	84	(25)	(42)
Comprehensive loss	$(13,553)	$(11,733)	$(15,932)	$(14,311)
Net loss per share, basic and diluted	(1.01)	(0.49)	(0.65)	(0.58)
Weighted-average common shares used in computing net loss per share, basic and diluted	13,475,222	24,294,211	24,457,402	24,606,894

13. Subsequent Event

On January 11, 2021, the Company completed a follow on public offering of 6,764,704 shares of its common stock at an offering price of $17.00 per share, including 882,352 shares sold pursuant to the exercise in full by the underwriters of their overallotment option, resulting in a net proceeds of approximately $108.1 million, after deducting underwriting discounts and commissions and offering costs payable by the Company.