Form 10-Q
period 2021-03-31
Harpoon Therapeutics, Inc.
filed 2021-05-06
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of April 30, 2021 was 32,523,801 .

HARPOON THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

•

Failure or perceived failure to comply with existing or future laws, and regulations, contracts, self-regulatory schemes, standards and other obligations related to data privacy or security could lead to government enforcement actions (which could include civil or criminal fines or penalties), investigations, private litigation, other liabilities, and/or adverse publicity. Compliance or the actual or perceived failure to comply with such laws could increase the costs of our products, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

Please refer to the section entitled “Risk Factors” below for additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARPOON THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$71,335	$21,170
Short-term marketable securities	158,078	104,860
Prepaid expenses and other current assets	4,868	3,724
Total current assets	234,281	129,754
Property and equipment, net	9,684	10,188
Long-term marketable securities	9,989	23,946
Operating lease right-of-use asset	6,558	6,583
Other assets	805	1,121
Total assets	$261,317	$171,592
Liabilities and stockholders' equity
Current liabilities
Accounts payable	2,641	1,572
Accrued liabilities	63,198	13,845
Deferred revenue, current	30,841	31,299
Operating lease liabilities, current	1,483	1,202
Total current liabilities	98,163	47,918
Deferred revenue, noncurrent	48,973	57,522
Operating lease liabilities, net of current portion	11,801	12,313
Total liabilities	158,937	117,753
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2021 and December 31, 2020; 32,438,733 shares and 25,553,172 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	332,188	221,904
Accumulated other comprehensive income	(17)	3
Accumulated deficit	(229,795)	(168,071)
Total stockholders' equity	102,380	53,839
Total liabilities and stockholders' equity	$261,317	$171,592

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2021	2020
Revenue
Collaboration and license revenue	$9,007	$3,297
Total revenue	9,007	3,297
Operating expenses
Research and development	16,216	12,519
General and administrative	4,604	3,913
Litigation settlement	49,954	—
Total operating expenses	70,774	16,432
Loss from operations	(61,767)	(13,135)
Interest income, net	94	584
Other expense, net	(51)	(1)
Net loss	(61,724)	(12,552)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(20)	430
Comprehensive loss	$(61,744)	$(12,122)
Net loss per share, basic and diluted	(1.95)	(0.51)
Weighted-average shares used in computing net loss per share, basic and diluted	31,578,636	24,825,367

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	25,553,172	$3	$221,904	$3	$(168,071)	$53,839
Issuance of common stock in follow-on offering, net of underwriter discounts, commissions and issuance costs of $7,400	6,764,704	1	107,581	—	—	107,582
Issuance of common stock under equity incentive plans including exercise of stock options	113,538	—	561	—	—	561
Vesting of early exercised stock options	7,319	—	6	—	—	6
Stock-based compensation	—	—	2,136	—	—	2,136
Net loss	—	—	—	—	(61,724)	(61,724)
Unrealized loss on marketable securities	—	—	—	(20)		(20)
Balances at March 31, 2021	32,438,733	4	332,188	(17)	(229,795)	102,380

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	24,850,064	$3	$212,339	$41	$(118,163)	$94,220
Issuance of common stock under equity incentive plans including exercise of stock options	76,619	—	340	—	—	340
Vesting of early exercised stock options	11,891	—	9	—	—	9
Stock-based compensation	—	—	847	—	—	847
Net loss	—	—	—	—	(12,552)	(12,552)
Unrealized gain on marketable securities	—	—	—	430		430
Balances at March 31, 2020	24,938,574	3	213,535	471	(130,715)	83,294

HARPOON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(61,724)	$(12,552)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation expense	2,136	847
Depreciation and amortization	549	503
Non-cash lease expense	25	98
Net amortization of discounts on marketable securities	574	60
Changes in operating assets and liabilities
Prepaid expenses and other assets	(1,143)	(3,055)
Other assets	316	12
Accounts payable	1,070	(1,090)
Accrued liabilities	49,359	(573)
Deferred revenue	(9,007)	(1,482)
Operating lease liabilities	(232)	(285)
Net cash used in operating activities	(18,077)	(17,517)
Cash flows from investing activities
Purchases of property and equipment	(45)	(5)
Purchases of marketable securities	(82,956)	(46,503)
Maturities of marketable securities	43,101	11,192
Net cash used in investing activities	(39,900)	(35,316)
Cash flows from financing activities
Proceeds from follow-on offering, net of issuance costs	107,581	—
Deferred offering costs	—	(75)
Proceeds from issuance of common stock in connection with employee benefit plans	561	340
Net cash provided by financing activities	108,142	265
Net decrease in cash, cash equivalents, and restricted cash	50,165	(52,568)
Cash, cash equivalents, and restricted cash at beginning of period	21,637	89,203
Cash, cash equivalents, and restricted cash at end of period	$71,802	$36,635
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accrued liabilities and accounts payable	$—	$90
Reclassification of employee stock liability to equity upon vesting	$6	$9
Deferred offering costs included in accounts payable and accrued liabilities	$—	$167

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

Follow-On Offering

In January 2021, the Company sold an aggregate of 6,764,704 shares of its common stock for $107.6 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-237175), declared effective by the SEC on April 23, 2020, a base prospectus dated April 23, 2020 and the related prospectus supplement dated January 6, 2021.

Liquidity

Since inception, the Company has incurred significant losses and has negative cash flows from operations. As of March 31, 2021, the Company had an accumulated deficit of $229.8 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of March 31, 2021, the Company had cash, cash equivalents, and marketable securities of $239.4 million, which is available to fund future operations. The Company believes as of March 31, 2021 that its cash, cash equivalents and marketable securities provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying condensed financial statements. The Company will need to raise additional capital to support the completion of its research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates.

The global pandemic caused by an outbreak of a novel strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in national and global economic disruption and may adversely affect the Company’s business. As of March 31, 2021, the Company has not experienced a significant financial impact directly related to the COVID-19 pandemic but has experienced some minor disruptions to clinical operations, including patient enrollment in some of its clinical trials and delays in collecting, receiving, and analyzing data from patients enrolled in our clinical trials for due to limited staff at our clinical trial sites. The Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, industry, and personnel. Management continues to actively monitor this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and personnel.  The impact of the Company’s business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or mitigate its impact.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of SEC Regulation S-X for interim financial information.

The accompanying unaudited condensed financial statements and notes should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 10, 2021 (the “2020 Annual Report on Form 10-K”). The condensed Balance Sheet as of

December 31, 2020 was derived from the audited annual financial statements as of the period then ended. Certain information and footnote disclosures typically included in the Company's audited annual financial statements have been condensed or omitted. The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. The accompanying unaudited condensed financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the three months ended March 31, 2021, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2020 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 2, “Summary of Significant Accounting Policies,” to the Company’s audited annual financial statements included in the 2020 Annual Report on Form 10-K which have been prepared in accordance with GAAP.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed financial statements include, but are not limited to, the fair value of stock options, the research period of the collaboration agreements with AbbVie Biotechnology Ltd., (“AbbVie”), operating lease asset and lease liabilities, income tax uncertainties and certain accruals. As of March 31, 2021, the Company has not experienced a significant financial impact directly related to the COVID-19 pandemic. See Note 1 Organization – Liquidity for more information.

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

For the periods ended March 31, 2021 and December 31, 2020, the Company classified $0.5 million as restricted cash related to a letter of credit established for an operating lease entered into in August 2018.  The restricted cash is classified in “Other assets” in the condensed balance sheets and is comprised of a letter of credit required pursuant to the lease for the Company’s corporate headquarters entered into in August 2018. See Note 6 Commitments and Contingencies for more information.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows.

	As of
	March 31, 2021	March 31, 2020
	(in thousands)
Balance Sheets
Cash and cash equivalents	$71,335	$36,168
Restricted cash (included in other assets)	467	467
Cash, cash equivalents and restricted cash in condensed Statements of Cash Flows	$71,802	$36,635

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

CARES Act

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes modifications to the limitation on business interest expense and net operating loss provisions and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company has not taken advantage of the benefits provided by the CARES Act. Whether or not the Company takes advantage of the credit and other applicable provisions of the CARES Act will not change the amount of income tax paid on the 2021 income tax returns, nor will this impact the GAAP tax expense/benefit expected to be recorded in 2021. As such, the Company does not expect the CARES Act to have a material impact on the Company’s condensed financial statements.

Assembly Bill 85 (A.B. 85)

On June 29, 2020, California’s Governor Newsom signed Assembly Bill 85 suspending California net operating loss (“NOL”) utilization and imposing a cap on the amount of business incentives tax credits (R&D credit) for tax years 2020-2022.  Given a projected GAAP and tax loss for 2021, the suspension does not have a significant impact on the Company’s tax position or condensed financial statements.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss, primarily unrealized gains or losses on the Company’s marketable securities.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740 in order to reduce cost and complexity of its application.  The ASU removes the exception related to the incremental approach for intraperiod tax allocation as well as two exceptions related to accounting for outside basis differences of equity method investments and foreign subsidiaries.  The ASU also amends the scope of ASC 740 related to a franchise tax (or similar tax) that is partially based on income; clarifies when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; specifies that an entity is not required to allocate income tax expense to a legal entity that is both not subject to tax and disregarded by the taxing authority; and clarifies that all tax effects, both deferred and current, should be accounted for in the interim period that includes the enactment date. The ASU became effective for the Company on January 1, 2021, and did not have a material impact on the Company’s financial statements.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$66,329	$66,329	$—	$—
Short-term marketable securities
U.S. government treasuries	54,999	54,999	—	—
U.S. government securities	52,640	52,640	—	—
Corporate debt securities	40,393	—	40,393	—
U.S. government agency securities	10,045	—	10,045	—
Long-term marketable securities
Corporate debt securities	7,430	—	7,430	—
U.S. government agency securities	2,559	—	2,559	—
Total cash equivalents and marketable securities	$234,395	$173,968	$60,427	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$15,696	15,696	$—	$—
Short-term marketable securities
U.S. government treasuries	32,497	32,497	—	—
U.S. government securities	40,652	40,652	—	—
Corporate debt securities	21,641		21,641	—
U.S. government agency securities	10,071	—	10,071	—
Long-term marketable securities
Corporate debt securities	9,080	—	9,080	—
U.S. government securities	12,294	12,294		—
U.S. government agency securities	2,571	—	2,571	—
Total cash equivalents and marketable securities	$144,502	$101,139	$43,363	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company had no Level 3 assets or liabilities as of March 31, 2021 and December 31, 2020. There were no transfers between Level 1 and Level 2 for the periods ended March 31, 2021 and December 31, 2020.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of March 31, 2021 and December 31, 2020.

4.	Available-for Sale Securities

All marketable securities were considered available-for-sale at March 31, 2021. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each condensed balance sheets date are summarized in the tables below:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$66,329	—	—	$66,329
Total cash equivalents	66,329	—	—	66,329
Short-term marketable securities:
U.S. government treasuries	54,995	4	—	54,999
U.S. government agency securities	10,042	3	—	10,045
U.S. government securities	52,628	13	(1)	52,640
Corporate debt securities	40,424	1	(32)	40,393
Total short-term marketable securities	158,089	21	(33)	158,077
Long-term marketable securities:
U.S. government agency securities	2,556	3	—	2,559
Corporate debt securities	7,438	—	(8)	7,430
Total long-term marketable securities	9,994	3	(8)	9,989
Total	$234,412	$24	$(41)	$234,395

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$15,696	—	—	$15,696
Total cash equivalents	15,696	—	—	15,696
Short-term marketable securities:
U.S. government treasuries	32,493	3	—	32,496
U.S. government agency securities	10,070	1	—	10,071
U.S. government securities	40,638	21	(8)	40,651
Corporate debt securities	21,650	1	(9)	21,642
Total short-term marketable securities	104,851	26	(17)	104,860
Long-term marketable securities:
U.S. government agency securities	2,568	4	—	2,572
U.S. government securities	12,298	—	(4)	12,294
Corporate debt securities	9,086	—	(6)	9,080
Total long-term marketable securities	23,952	4	(10)	23,946
Total	$144,499	$30	$(27)	$144,502

As of March 31, 2021 and December 31, 2020, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three months ended March 31, 2021. All marketable securities with unrealized losses as of each condensed balance sheet date have been in a loss position for less than twelve months or the loss is not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Laboratory equipment	$4,681	$4,636
Furniture and fixtures	585	585
Computer equipment and software	91	91
Leasehold improvements	8,872	8,872
	14,229	14,184
Less: Accumulated depreciation and amortization	(4,545)	(3,996)
Total property and equipment, net	$9,684	$10,188

Depreciation and amortization expense for property and equipment amounted to $0.5 million and $0.5 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2021	2020
Accrued research and development	$9,948	$8,835
Accrued personnel costs	2,346	3,860
Accrued professional and consulting fees	845	790
Accrued offering costs	—	229
Accrued litigation settlement	49,954	—
Other	105	131
Total accrued liabilities	$63,198	$13,845

6.	Commitments and Contingencies

Leases

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease commencement date was July 1, 2019, at which time the Company took occupancy.

The Cove Lease includes an option to renew, exercisable at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of March 31, 2021, the Company has not determined whether it will exercise its option to extend the lease term.  Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. The Cove Lease qualifies as an operating lease. The following table summarizes the presentation in the Company’s condensed balance sheets of its operating lease (in thousands):

As of March 31, 2021
Assets:
Operating lease right-of-use assets	$6,558
Liabilities
Operating lease liabilities	$1,483
Operating lease liabilities, net of current portion	11,801
Total operating lease liabilities	$13,284

The Company incurred $0.2 million in variable lease costs for each of the three months ended March 31, 2021 and March 31, 2020.

Future minimum lease payments under the Cove Lease as of March 31, 2021 are as follows (in thousands):

Operating Lease Commitments

Remainder of 2021	1,941
2022	2,654
2023	2,738
2024	2,825
2025	2,916
Thereafter	4,279
Total future minimum lease payments	17,353
Less imputed interest	(4,069)
Total	$13,284

As of March 31, 2021, the weighted average remaining lease term was 6.3 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.95%.

Rent expense was $0.6 million for each of the three months ended March 31, 2021 and March 31, 2020.

Amortization expense of the right-of-use lease assets was $0.1 million for each of the three months ended March 31, 2021 and March 31, 2020.

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

Maverick Litigation

On April 3, 2020, the Delaware Chancery Court (the “Court”) issued a memorandum opinion, which related only to the Company’s ProTriTAC platform. The Court ruled in favor of the Company on claims by Maverick Therapeutics, Inc. (“Maverick”) for breach of contract and misappropriation of trade secrets and dismissed those claims. As part of that ruling, the Court determined that the Company’s ProTriTAC technology is not in a field that is subject to a four year non-compete.  The Court found in favor of Millennium Pharmaceuticals, Inc. (“Millennium”) on its claim against the Company for fraud in inducing Millennium’s January 2017 investment in Maverick. The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. The Court held a one-day trial on Millennium’s damages claim on September 22, 2020, and closing arguments were held December 8, 2020.

On April 23, 2021, following a damages phase, the Court issued a memorandum opinion awarding Millennium $38.2 million in damages, plus pre-judgment interest. The Court’s opinion stated that pre-judgment interest would be calculated as set forth in 6 Del. Code Section 2301(a), which generally provides that the legal rate of interest shall be 5% over the Federal Reserve discount rate. As a result, the Company recorded a litigation settlement liability of $50.0 million, which is reflected in the condensed balance sheet and reported as litigation settlement, in the condensed statement of operations for the three months ended March 31, 2021.

On May 5, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Millennium and Maverick to resolve the parties’ previously reported lawsuit. Pursuant to the terms of the Settlement Agreement, Millennium filed a proposed order and final judgment with the Court on May 5, 2021; the Company paid on May 5, 2021 the full amount of damages awarded by the Court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021; and the Company, Millennium and Maverick each agreed to forego and waive its right to appeal the order and final judgment. Following execution of the Settlement Agreement, the Company is free to continue to develop its ProTriTAC platform and product candidates. The Court approved the proposed order and entered a final judgment on May 5, 2021.

7.	Collaboration & License Agreements

Development and Option with AbbVie

On November 20, 2019, the Company entered into a Development and Option Agreement with AbbVie (as amended, the “Development and Option Agreement”) in connection with the Company’s HPN217 program, which targets B cell maturation antigen (“BCMA”). Pursuant to such agreement, the Company granted to AbbVie an option to a worldwide, exclusive license under the Company’s patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA (“the “HPN217 Products”). Under the Development and Option Agreement, the Company filed an Investigational New Drug Application for HPN217 and is responsible for conducting clinical development activities pursuant to a mutually agreed development plan, including conducting a Phase 1/2 clinical trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to take a worldwide, exclusive license to such HPN217 program.

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

Upon execution of the Development and Option Agreement, the Company received an upfront payment of $30.0 million.  Additionally, in June 2020, the Company received a development milestone payment of $50.0 million as a result of initiating its Phase 1/2 clinical trial by dosing the first patient in the trial in April 2020.

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

The transaction price of $80.0 million, relates to a single unit of accounting. The initial development activities are considered a single unit of accounting. The Company recognizes revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of March 31, 2021, there were no changes to the estimate of the transaction price or adjustments to measure of performance and related revenue recognition.

The Company recognized $4.4  million and $2.9 million of revenue for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, the Company had recorded $60.1 million in deferred revenue, of which $33.0 million was classified as long-term deferred revenue and $27.1 million as short-term deferred revenue, in the accompanying condensed balance sheets.

As of March 31, 2021, the Company will recognize royalty revenue in the period of sale of the related products, if any, based on the underlying contract terms. No such amounts were recognized for the three months ended March 31, 2021.

Amended and Restated Discovery Collaboration Agreement with AbbVie

On November 20, 2019, the Company entered into an Amended and Restated Discovery Collaboration and License Agreement (the “Restated Collaboration Agreement”), with AbbVie, which amends and restates the Discovery Collaboration and License Agreement entered into between the Company and AbbVie, dated October 10, 2017 and amended April 3, 2019, (the “Original Collaboration Agreement”).  Pursuant to the Original Collaboration Agreement, the Company granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporates the Company’s proprietary TriTAC technology together with soluble TCRs provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Original Collaboration Agreement, AbbVie was allowed to designate up to two targets, which it selected in 2017 and 2019, respectively. Pursuant to the Restated Collaboration Agreement, the worldwide, exclusive license granted to AbbVie under the Original Collaboration Agreement to develop and commercialize products that incorporate the Company’s proprietary TriTAC platform technology together with soluble T cell receptors (“TCRs”), provided by AbbVie has been expanded to cover products that incorporate antibodies provided by AbbVie or by the Company. The expansion of the collaboration also allows AbbVie to designate up to six additional targets, selected during a specified period following the effective date, to be the subject of activities under the collaboration. During a period of up to four years following the date of AbbVie’s designation of each target for the products, and confirmation of target availability, the Company and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising the Company’s proprietary TriTAC technology, in conjunction with the soluble TCR or antibody sequences directed at the agreed upon targets of interest. The Company may not, including through any third party, develop or commercialize any competing product that binds to any of the included targets. As was the case under the Original Collaboration Agreement, following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed in each Major Market (as defined in the Restated Collaboration Agreement).

In addition to the upfront payment of $17.0 million already paid under the Original Collaboration Agreement, the Company received an upfront payment of $20.0 million under the Restated Collaboration Agreement for AbbVie’s right to select two additional targets and an option to select up to four further targets. AbbVie will be required to make payments to the Company, upon target selection, of $10.0 million for each target, up to four further targets selected by AbbVie. For each of the up to eight targets selected, the Company will receive up to $300.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for licensed products indicated for human therapeutic or prophylactic use, totaling up to $2.4 billion in the aggregate, if such licensed products are successfully progressed against all-included targets and indications. The Company will also be eligible to receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of licensed products at percentages in the mid-single digits, subject to specified offsets and reductions. Royalties will be payable under the Restated Collaboration Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country or ten years following first commercial sale of such product in such country.  If licensed products are developed and commercialized for diagnostic or veterinary use, or certain screening or monitoring uses, the parties have agreed to negotiate an appropriate reduction in the economic terms applicable to such non-therapeutic and prophylactic applications.

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

At the inception of the Original Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the two initial targets. The Company has evaluated the transaction price and has determined $17.0 million is still appropriate as of March 31, 2021.  The Company recognized $4.3 million and $0.4 million of revenue related to the upfront payment for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, the Company had recognized the full $17.0 million upfront payment related to the initial two targets.

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019.  The Company allocates $10.0 million to each additional target selected. The Company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of March 31, 2021, the Company determined that a transaction price of $20.0 million was still appropriate.  The Company recognized $0.2 million of revenue related to the upfront payment for the three months ended March 31, 2021.

As of March 31, 2021, the Company had recorded $19.8 million in deferred revenue, of which $16.0 million was classified as long-term deferred revenue and $3.8 million as short-term deferred revenue, in the accompanying condensed balance sheets.

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

As of March 31, 2021, the Company had not recognized or earned any milestone payments under the Original Collaboration and Restated Collaboration Agreement. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized for the three months ended March 31, 2021.

Collaboration and License Revenue

For the three months ended March 31, 2021 and March 31, 2020, collaboration and license revenue in the accompanying condensed statements of operations and comprehensive loss is comprised of the following:

	For the Three Months Ended March 31,
Collaboration and License Revenue	2021	2020
AbbVie Restated Collaboration Agreement	$4,583	$394
AbbVie Development and Option Agreement	4,424	2,903
Total collaboration and license revenue	$9,007	$3,297

8.	Equity

Incentive Plans

Stock Option Activity

As of March 31, 2021, there were 2,658,930 shares reserved by the Company to grant under its 2019 Equity Incentive Plan (the “2019 Plan”).

The following summarizes option activity under the Company’s 2019 Plan and 2015 Equity Incentive Plan (the “2015 Plan”):

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2020	3,629,878	$6.38	7.88	$37,498
Options granted	940,555	18.73
Options exercised	(80,593)	2.86
Options cancelled	(36,256)	9.35
Balance as of March 31, 2021	4,453,584	$9.03	8.03	$52,957
Vested and expected to vest as of March 31, 2021	4,453,584	$9.03	8.03	$52,957
Exercisable as of March 31, 2021	1,811,493	$4.52	6.95	$29,704

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $1.4 million and $0.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively.  There is no future tax benefit related to options exercised, as the Company has accumulated net operating losses on March 31, 2021 and March 31, 2020.

During the three months ended March 31, 2021 and March 31, 2020, the estimated weighted-average grant-date fair value of the stock options vested was $3.13 and $1.56 per share, respectively, and the estimated weighted-average grant-date fair value of stock options granted was $13.63 and $9.08 per share, respectively.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (years)	6.02	6.02
Expected volatility	88.63%	78.29%
Risk-free interest rate	0.60%	1.33%
Expected dividend yield	0%	0%

Total stock-based compensation was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating Expenses
Research and development	$1,196	$352
General and administrative	939	494
Total stock-based compensation	$2,136	$846

Stock-based compensation related to non-employee awards, which is included in the table above, was $0.1 million for each of the three months ended March 31, 2021 and March 31, 2020.

Restricted Stock

In 2015, the Company issued restricted stock awards to employees and directors under the 2015 Plan at a purchase price of $0.0005 per share. The shares related to restricted stock awards are subject to a lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. For accounting purposes, unvested restricted stock awards are not considered issued and outstanding and therefore are not reflected as issued and outstanding in the accompanying condensed statements of stockholders’ equity until the awards vest. The Company did not have any restricted shares as of March 31, 2021.

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The common shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the Company’s repurchase right lapses. As of March 31, 2021 and December 31, 2020, there was approximately $20,000 and $26,000, respectively, recorded in other current liabilities relating to common shares subject to repurchase. For accounting purposes, unvested early exercised stock options are not considered issued and outstanding common shares until the stock options vest. As a result of early stock option exercises under the 2015 Plan, 13,520 and 20,839 common shares had not vested and were subject to repurchase as of March 31, 2021 and December 31, 2020, respectively.

Employee Stock Purchase Plan

In January 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective upon the closing of the Company’s IPO in February 2019.  The 2019 ESPP initially reserved 250,000 shares of common stock for employee purchases under terms and provisions established by the Board of Directors. The 2019 ESPP evergreen provision provides that the number of shares reserved and available for issuance under the 2019 ESPP will automatically increase January 1st of, each year for a period of up to ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 750,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our Board of Directors. In January 2021, common stock available for issuance under the 2019 ESPP was increased by approximately 255,000 shares as a result of this evergreen provision. The Company issued 32,945 shares under the 2019 ESPP during the three months ended March 31, 2021. The Company has approximately 661,000 shares reserved for future issuance as of March 31, 2021.

9.	Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,	As of December 31,
	2021	2020
Common stock options issued and outstanding	4,453,584	3,629,878
ESPP shares issuable and outstanding	—	11,881
Early exercised stock options subject to future vesting	13,520	20,839
Total	4,467,104	3,662,598

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(61,724)	$(12,552)
Net loss per share, basic and diluted	$(1.95)	$(0.51)
Weighted-average shares used to compute basic and diluted net loss per share	31,578,636	24,825,367

10.Subsequent Event

With respect to the Maverick Litigation described above in Note 6 Commitments and Contingencies, on April 23, 2021, the Court issued a memorandum opinion awarding Millennium $38.2 million in damages, plus pre-judgment interest. On May 5, 2021, Harpoon entered into a settlement agreement with Millennium and Maverick and paid the full amount of damages awarded by the Court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021. See Note 6 Commitments and Contingencies for further discussion.

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

TriTAC Pipeline Update

HPN424: In December 2020, we provided a clinical update on our ongoing Phase 1/2a clinical trial. As of the December 1, 2020 data cutoff, 69 patients had been dosed across 14 cohorts at fixed doses of 1.3 to 160ng/kg and in step dosing cohorts up to 300ng/kg administered as a weekly intravenous infusion. Enrolled patients had a median of 6 prior systemic therapies, and 76% of patients had prior chemotherapy in the metastatic castration-resistant setting. Ten of 44 patients (23%) with treatment start dates at least 6 months ago remained on study treatment for more than 24 weeks.

At the highest fixed dose tested to date, 160ng/kg, one patient out of 7 has experienced a confirmed partial response with tumor lesion reduction of 43%. 3 of the 7 patients have had serum PSA declines from baseline, one of which was a PSA reduction of 50%.

HPN424 was generally well tolerated and cytokine-related adverse events have been manageable. Reported Grade 3 or higher adverse events have included cytokine release syndrome (CRS) (10%), alanine transaminase (ALT increase) (11%) and aspartate transaminase (AST) increase (11%). CRS events and transaminitis have been transient and have not resulted in treatment discontinuation. Dose-limiting toxicities (DLTs) have been observed and have not limited escalation. A maximum tolerated dose (MTD) has not been identified. We plan to present interim Phase 1/2a data in the first half of 2021 and initiate a dose expansion cohort by mid-year 2021. Interim data from the expansion cohort is anticipated by end of 2021.

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

As of December 1, 2020, HPN536 appears to be well tolerated. One CRS grade 3 occurred in the absence of dexamethasone premedication treatment. The CRS resolved, and the patient continued on study with dexamethasone premedication. As of the December 1, 2020 data cutoff date, no DLTs had been observed. Initiation of an expansion cohort is anticipated in the second half of 2021, with a presentation of interim Phase 1 data by year end 2021.

HPN217: In April 2020, we announced that the first patient was dosed with HPN217 in a Phase 1/2 clinical trial focused on relapsed/refractory multiple myeloma, or RRMM. In December 2020, we provided a clinical update on our ongoing Phase 1/2 clinical trial. As of the December 1, 2020 data cutoff date, relapsed/refractory multiple myeloma patients had been treated across 6 single-patient fixed dose cohorts of 5 to 810µg, reflecting a more than 100-fold increase in dose in 8 months. HPN217 had been well-tolerated, and no DLTs had been observed. In January 2021, HPN217 received orphan drug designation for the treatment of multiple myeloma. Initiation of a dose expansion cohort is anticipated in the second half of 2021 and we plan to present interim data in the second half of 2021.

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

HPN328: In January 2021, we announced that the first patient was dosed with HPN328 in a Phase 1/2 trial as an investigational treatment of SCLC and other tumors associated with DLL3 expression. We have presented preclinical data on HPN328 showing that the drug was well tolerated in cynomolgus monkeys at 1 and 10 mg/kg, and pharmacokinetic data supported the potential for once weekly dosing. When administered to mice bearing human SCLC xenografts and human T cells, HPN328 eradicated the tumors. We continue to enroll patients in the Phase 1/2 clinical trial and plan to present interim data in the second half of 2021.

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

Business Operations

Since commencing operations in 2015, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of common stock and payments received under our discovery collaboration agreement with AbbVie.

Since our inception, we have incurred significant net operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $61.7 million and $12.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $229.8 million. Our primary use of cash is to fund net losses, operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

•	continue the research and development of HPN424, HPN536, HPN 217, HPN328 and HPN601, as well as our other product candidates;
•	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
•	seek marketing approvals for product candidates that successfully complete clinical trials;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	continue to invest in our technology platforms, including TriTAC and ProTriTAC;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	implement operational, financial and management systems; and
•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

In January 2021, we closed a follow-on public offering of 6,764,704 shares of our common stock, including 882,352 shares sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares at $17.00 per share. The net proceeds to us were approximately $107.6 million, after deducting underwriting discounts and commissions and offering costs payable by us.

From October 2020 through March 31, 2021, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $3.0 million in net proceeds from the sale of shares of our common stock.

COVID-19 Update

In December 2019, there was an outbreak of a novel strain of coronavirus, or COVID-19. In March 2020, the World Health Organization declared COVID-19 a pandemic. The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or mitigate its impact and the economic impact on local, regional, national and international markets. Our assessment to date continues to support that we have not experienced any material delays or significant financial impacts directly related to the pandemic other than some minor disruptions to clinical operations, including patient enrollment in some of our clinical trials and delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for due to limited staff at our clinical trial sites. We will continue to monitor the overall impact of the COVID-19 pandemic on our business, assets and operations, including our personnel, programs, expected timelines, expenses, third-party contract manufacturing, contract research organizations and clinical trials.

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

We will recognize revenue under the Development and Option Agreement as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. Accordingly, of the $30.0 million upfront payment received in 2019 and $50.0 million development milestone received in 2020, $4.4 million and $2.9 million of revenue was recognized for the three months ended March 31, 2021 and March 31, 2020, respectively, and as of March 31, 2021, we had $ 60.1 million of deferred revenue under the Development and Option Agreement.

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

We recognized revenue under the Original Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $17.0 million upfront payment received in 2017, $4.3 million and $0.4 million of revenue was recognized for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, we recognized the full $17.0 million upfront payment related to the initial two targets.

We will recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $20.0 million upfront payment received in 2019, $0.2 million of revenue was recognized for the three months ended March 31, 2021. As of March 31, 2021, we had $19.8 million of deferred revenue under the Restated Collaboration Agreement.

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

Litigation Settlement

Litigation settlement is related to the damages settlement resulting from the Maverick litigation described in Note 6 Commitments and Contingencies to our condensed financial statements included elsewhere in this report.

Interest Income, net

Interest income, net is primarily comprised of interest income and gains or losses realized on cash and cash equivalents and marketable securities.

Other Expense, net

Other expense, net is primarily comprised of foreign currency transaction gains or losses related to certain transactions with European third-party vendors.

Results of Operations

Comparison of the Three Months ended March 31, 2021 and 2020

	For the Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
	(dollars in thousands)
Revenue:
Collaboration and license revenue	$9,007	$3,297	$5,710	173%
Total revenue	9,007	3,297	5,710	173%
Operating expenses:
Research and development	16,216	12,519	3,697	30%
General and administrative	4,604	3,913	691	18%
Litigation settlement	49,954	—	49,954	*
Total operating expenses	70,774	16,432	54,342	331%
Loss from operations	(61,767)	(13,135)	48,632	370%
Interest income, net	94	584	(490)	-84%
Other expense, net	(51)	(1)	50	*
Net loss	$(61,724)	$(12,552)	$49,172	392%

Revenue

Collaboration and license revenue increased by $5.7 million, or 173%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  The increase was primarily due to a $4.3 million increase in revenue recognized due to the delivery of the second initial target under the Restated Collaboration Agreement where all remaining deferred revenue associated with that target was recognized as we had no further continuing performance obligations. In addition, a $1.5 million increase in revenue recognized related to the Development and Option Agreement, which was entered into in November 2019, for research and development services performed.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Product and clinical development	$6,421	$5,399
Research and technology services	827	511
Laboratory supplies and equipment	605	654
Pharmacology services	59	472
Personnel-related	5,581	3,118
Facility and other allocated expenses	1,667	1,450
Consulting	1,056	915
Total research and development expenses	$16,216	$12,519

Research and development expenses increased by $3.7 million, or 30%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to a $2.7 million increase in personnel-related and facility and other allocated expenses due to an increase in headcount and a $1.5 million increase in product and clinical development expense, research and technology services, and consulting expenses due to continued development of our four product candidates, which included conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development. This increase in research and development expenses was offset by a $0.4 million decrease in pharmacology services due to the completion of certain research activities as our product candidates transitioned into clinical development.

General and Administrative

General and administrative expenses increased by $0.7 million, or 18%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to an increase in personnel-related expenses due to an increase in headcount and other professional services to support our operations as a public company.

Litigation Settlement

Litigation settlement for the first quarter ended March 31, 2021, was $50.0 million. On April 23, 2021, following a damages phase, the Delaware Chancery Court issued a memorandum opinion awarding Millennium Therapeutics, Inc. $38.2 million in damages, plus pre-judgment interest. On May 5, 2021, we paid the full amount of damages awarded by the Court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021. See Note 6 Commitments and Contingencies to our condensed financial statements included elsewhere in this report.

Interest Income, net

Interest income decreased by $0.5 million, or 84%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  The decrease was primarily due to lower interest rate yields on cash, money-market and marketable securities balances and higher amortization of premiums associated marketable securities purchases.

Liquidity and Capital Resources

Liquidity

Since our inception and through March 31, 2021, we have financed our operations primarily through proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of common stock, and upfront payments received by us from our collaboration and license agreements. As of March 31, 2021, we had $239.4 million in cash, cash equivalents and marketable securities, an accumulated deficit of $229.8 million and working capital of $136.1 million.

In January 2021, we sold an aggregate 6,764,704 shares of our common stock for $107.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs.

From October 2020 through March 31, 2021, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $3.0 million in net proceeds from the sale of shares of our common stock.

With respect to the Maverick Litigation described in Note 6 Commitments and Contingencies to our condensed financial statements included elsewhere in this report, on May 5, 2021, we paid the full amount of damages awarded by the Court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021.

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

In March 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which we may offer and sell, from time to time at our sole discretion through Cantor Fitzgerald, as our sales agent, shares of our common stock having an aggregate offering price of up to $75.0 million. Cantor Fitzgerald may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market or on any other existing trading market for our common stock. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-237175). We will pay Cantor Fitzgerald a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Cantor Fitzgerald under the Sales Agreement. Through March 31, 2021, we had sold a total of 192,069 shares of our common stock under the Sales Agreement, resulting in aggregate net proceeds of $3.0 million. We have approximately $71.8 million of the maximum aggregate offering price of $75.0 million remaining.

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of these unaudited condensed financial statements. However, we will require additional capital in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies and clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, operating and capital leases, making capital expenditures or declaring dividends.

Please see the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(18,077)	$(17,517)
Investing activities	(39,900)	(35,316)
Financing activities	108,142	265
Net increase (decrease) in cash, cash equivalents, and restricted cash	$50,165	$(52,568)

Cash Flows from Operating Activities

During the three months ended March 31, 2021, cash used in operating activities was $18.1 million, which consisted of a net loss of $61.7 million and a net change of $40.4 million in our net operating assets and liabilities, partially offset by $3.3 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $2.1 million, depreciation and amortization of $0.6 million and net amortization of premiums and accretion of discounts on marketable securities of $0.6 million. The change in operating assets and liabilities was primarily due to an increase in accrued liabilities of $49.4 million related to the settlement of the Maverick litigation, an increase in prepaid expenses and other assets of $1.1 million primarily related to services for our operations as a public company, including director and officers liability insurance policies, and timing for ongoing research and development activities, and an increase in accounts payable of $1.1 million resulting from the timing of payments made for operating costs, which was offset by a decrease in deferred revenue of $9.0 million resulting from the recognition of revenue related to the AbbVie Restated Collaboration Agreement and the Development Option Agreement.

Cash Flows from Investing Activities

During the three months ended March 31, 2021, cash used in investing activities of $39.9 million was primarily related to net purchases and maturities of marketable securities.

Cash Flows from Financing Activities

During the three months ended March 31, 2021, cash provided by financing activities of $108.1 million was primarily from $107.6 million in net proceeds from the follow-on offering completed in January 2021, $0.3 million in proceeds from purchases of our common stock under our 2019 ESPP and $0.2 million in proceeds from the exercise of common stock options.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the three months ended March 31, 2021 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 10, 2021.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 10, 2021.

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021 and March 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. On January 3, 2019, Maverick Therapeutics, Inc., or Maverick, filed a complaint against us in the Delaware Court of Chancery, or the Court. The complaint alleged various claims for breach of contract and misappropriation of trade secrets, and sought as relief, among other things, a declaration that our ProTriTAC technology impermissibly competes in the Maverick Field (as defined in our Asset Transfer Agreement with Maverick), a preliminary and permanent injunction seeking to prohibit us from further developing our ProTriTAC platform, and unspecified damages. On May 8, 2019, Millennium Pharmaceuticals, Inc., or Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, was granted permission by the court to intervene in the litigation. Millennium and Maverick are parties to a collaboration agreement and a warrant agreement, and Millennium’s complaint in intervention alleged, in part, that we fraudulently induced Millennium to enter into the agreements with Maverick. Millennium asserted various tort claims against us. A trial on Maverick and Millennium’s claims was held on September 9 through 13 and September 17, 2019.

On April 3, 2020, the Delaware Chancery Court issued a memorandum opinion, which related only to our ProTriTAC platform. The Court ruled in our favor on Maverick’s claims for breach of contract and misappropriation of trade secrets and dismissed those claims. As part of that ruling, the Court determined that our ProTriTAC technology is not in a field that is subject to a four year non-compete.  The Court found in favor of Millennium on its claim against us for fraud in inducing Millennium’s January 2017 investment in Maverick. The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. The Court held a one-day trial on Millennium’s damages claim on September 22, 2020, closing arguments were held December 8, 2020. On April 23, 2021, the Court issued a memorandum opinion awarding Millennium $38.2 million in damages, plus pre-judgment interest. The Court’s opinion stated that pre-judgment interest would be calculated as set forth in 6 Del. Code Section 2301(a), which generally provides that the legal rate of interest shall be 5% over the Federal Reserve discount rate.

On May 5, 2021, we entered into a settlement agreement, or the Settlement Agreement, with Millennium and Maverick. Pursuant to the terms of the Settlement Agreement, Millennium filed a proposed order and final judgment with the Court on May 5, 2021; we paid on May 5, 2021 the full amount of damages awarded by the Court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021; and we, Millennium and Maverick each agreed to forego and waive our right to appeal the order and final judgment. Following execution of the Settlement Agreement, we are free to continue to develop our ProTriTAC platform and product candidates. The Court approved the proposed order and entered a final judgment on May 5, 2021.

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

•	delays in or failure to obtain regulatory approval to commence a trial;
•	delays in or failure to obtain institutional review board, or IRB, approval at each site;
•	our third-party research contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	changes in regulatory requirements, policies and guidelines;
•	manufacturing sufficient quantities of a product candidate for use in clinical trials;
•	the quality or stability of a product candidate falling below acceptable standards;
•	changes in the treatment landscape for our target indications that may make our product candidates no longer relevant;
•	third-party actions claiming infringement by our product candidates in clinical trials outside the United States and obtaining injunctions interfering with our progress;
•	the impact of public health epidemics, such as COVID-19, currently impacting multiple jurisdictions worldwide, including the United States; and
•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $61.7 million and $12.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated losses of $229.8 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

•	conduct our ongoing Phase 1/2a trial of HPN424 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC;
•	conduct our ongoing Phase 1/2a trial of HPN536 for the treatment of ovarian cancer and other MSLN-expressing tumors;

•	conduct our ongoing Phase 1/2 trial of HPN217 for the treatment of multiple myeloma;
•	conduct our ongoing Phase 1/2 clinical trial of HPN328 for the treatment of small cell lung cancer;
•	continue the research and development of our other product candidates;
•	continue the development of our product candidates beyond Phase 1 trials;
•	seek to enhance our TriTAC and ProTriTAC platforms and discover and develop additional product candidates;
•	apply for regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a manufacturing, sales, marketing and distribution infrastructure to produce and commercialize any products for which we may obtain regulatory approvals;
•	maintain, expand and protect our intellectual property portfolio;
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

Based on our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing, including pursuant to our Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, may result in dilution to our stockholders, the imposition of burdensome debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of developing our product candidates, and conducting preclinical studies and clinical trials, including our Phase 1/2a trial of HPN424, Phase 1/2a trial of HPN536, Phase 1/2 trial of HPN217, and Phase 1/2 clinical trial of HPN328;

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
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to certain payments and other transfers of value to physicians, (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, and, beginning in 2022, will require applicable manufacturers to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives;

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs.  At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.  For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, U.S. Department of Health and Human Services, or HHS,  HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021.  On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic..

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

We, our service providers and any collaborators may be subject to or affected by federal, state and foreign data protection laws and regulations, such as laws regulations, regulatory guidance, policies and contractual obligations relating to data privacy and security, governing the collection, use, disclosure, processing, retention, storage, transfer, destruction, and security of personal information. The global data protection landscape is rapidly evolving, is subject to differing interpretations and could result in conflicting compliance obligations among various jurisdictions. We are likely to expend significant capital and other resources to comply with applicable privacy and data security laws both inside and outside the United States. Compliance with federal, state, and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, increase our costs of legal compliance, restrict our ability to collect, use and disclose personal information, or in some cases, impact our or our service providers’ or collaborators’ ability to operate in certain jurisdictions.  Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), investigations of private litigation, other liabilities and/or adverse publicity and could negatively affect our operating results and business.  Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. If we, our service providers or any collaborators fail to comply with applicable foreign, federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any collaborators’ ability to seek to commercialize our clinical candidates. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

In the United States, numerous federal and state laws and regulations, including federal and state privacy laws (including those related to health), state data breach notification laws, and federal and state consumer protection laws may apply to our operations or our collaborators’ operations.  These laws and regulations may include the following: the Federal Trade Commission Act Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, and the California Consumer Privacy Act of 2018, or the CCPA.  The CCPA, which became effective on January 1, 2020, in part, gives California residents rights to their personal information and provides California residents with the ability to opt out of the sale of personal information. The CCPA authorizes private lawsuits to recover statutory damages for data breaches that is expected to increase data breach litigation. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, that goes into effect on January 1, 2023. It is expected that the CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal information. As we expand our operations, these and similar laws may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.

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

We are still assessing the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material adverse impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on March 16, 2020, San Mateo County issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Our primary operations are located in South San Francisco, located in San Mateo County. As a result of such county and California state orders, we have closed our executive offices, substantially all of our employees are currently telecommuting, and we have limited the number of staff in our laboratory, which may impact certain of our operations over the near term and long term. As of March 31, 2021, we have not experienced any material delays or significant financial impacts directly related to the pandemic but have experienced some minor disruptions to clinical operations, including patient enrollment in some of our clinical trials.

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

As of April 30, 2021, we had 84 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

On April 3, 2020, the Delaware Chancery Court issued a memorandum opinion which related only to our ProTriTAC platform. The Court ruled in our favor on Maverick’s claims for breach of contract and misappropriation of trade secrets and dismissed those claims. As part of that ruling, the Court determined that our ProTriTAC technology is not in a field that is subject to a four year non-compete. The Court found in favor of Millennium on its claim against us for fraud in inducing Millennium’s January 2017 investment in Maverick. The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. The Court held a one-day trial on Millennium’s damages claim on September 22, 2020, closing arguments were held December 8, 2020. On April 23, 2021, the Court issued a memorandum opinion awarding Millennium $38.2 million in damages, plus pre-judgment interest. The Court’s opinion stated that pre-judgment interest would be calculated as set forth in 6 Del. Code Section 2301(a), which generally provides that the legal rate of interest shall be 5% over the Federal Reserve discount rate.

On May 5, 2021, we entered into a settlement agreement, or the Settlement Agreement, with Millennium and Maverick. Pursuant to the terms of the Settlement Agreement, Millennium filed a proposed order and final judgment with the Court on May 5, 2021; we paid on May 5, 2021 the full amount of damages awarded by the Court, equal to $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021; and we, Millennium and Maverick each agreed to forego and waive our right to appeal the order and final judgment. Following execution of the Settlement Agreement, we are free to continue to develop our ProTriTAC platform and product candidates. The Court approved the proposed order and entered a final judgment on May 5, 2021.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in February 2019 at a price of $14.00 per share, the reported low and high sales prices of our common stock through April 30, 2021 has ranged from $9.07 to $25.24, respectively.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors describe in this “Risk Factors” section:

•

the anticipated results of our Phase 1/2a trial of HPN424, Phase 1/2a trial of HPN536, Phase 1/2 trial of HPN217 and  Phase 1/2 clinical trial of HPN328, any other future preclinical studies and clinical trials and trials we may conduct, or changes in the development status of our product candidates;

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

As of April 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 40.2% of our outstanding voting stock. While these stockholders collectively own less than a majority of our voting stock, these stockholders will nevertheless continue to have significant influence over matters requiring stockholder approval. Therefore, these stockholders will have the ability to influence us through this ownership position. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We may have ownership changes in the future, due to further changes in our stock ownership. Some of these ownership changes could be outside of our control. If an ownership change occurs and our ability to use our historical NOL and tax credit carryforwards is limited, it could adversely impact our future operating results by increasing our tax obligations

General Risk Factors

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

Our information technology systems, or those used by our CROs, contractors, consultants or other third parties upon whom we rely, may fail or suffer other breakdowns, cyber-attacks, or information security breaches, which could adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business, particularly during the COVID-19 pandemic. We also rely on third parties and their information technology systems. Despite the implementation of security measures, our recovery systems, security protocols, network protection mechanisms and other security measures and those of our current or future CROs or other contractors and consultants are vulnerable to system failure, interruption, compromise or damage from data corruption, breakdown, computer hacking, malicious code (such as computer viruses or worms), fraudulent activity, employee misconduct, theft, or error, denial-of-service attacks (such as credential stuffing), ransomware attacks, telecommunication and electrical failures, natural disasters, public health epidemics, such as the COVID-19 pandemic, currently impacting multiple jurisdictions worldwide, including the United States, cyber-attacks by sophisticated nation-state and nation-state supported actors, or other system attacks, disruption, or accidents. Due to the COVID-19 pandemic and our remote workforce, there exists an increased risk to our information technology assets and data. We receive, generate and store significant and increasing volumes of personal (including health), confidential and proprietary information. There can be no assurance that we, or our collaborators, CROs, third-party vendors, contractors, consultants and others, will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all break-downs, service interruptions, attacks or breaches. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure.

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

Any cybersecurity incident could adversely affect our business, by leading to, for example, the loss of trade secrets or other intellectual property, demands for ransom or other forms of blackmail or the unauthorized disclosure of personal, confidential or proprietary information of our employees, clinical trial participants, customers and others. We could be subject to regulatory actions taken by governmental authorities, litigation under laws that protect the privacy and security of personal information, or other forms of legal proceedings, which could result in significant investigations, liabilities or penalties. Further, a cybersecurity incident, or perceived cybersecurity incident, may disrupt our business or damage our reputation, which could have a material adverse effect on our business, prospects, operating results, share price and stockholder value, and financial condition. In addition, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1¥*	Asset Transfer Agreement by and between the Registrant and Maverick Therapeutics, Inc., dated as of December 30, 2016, as amended	S-1	333-229040	2.1	1/29/2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-3880	3.1	8/5/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-3880	3.2	2/13/2019

10.1	Amended and Restated Non-Employee Director Compensation Policy					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Definition Linkbase Document

101.DEF	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: May 6, 2021

HARPOON THERAPEUTICS, INC.
By:	/s/ Gerald McMahon, Ph.D.
Gerald McMahon, Ph.D. President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer (Principal Financial and Accounting Officer)