Form 10-Q
period 2021-06-30
Harpoon Therapeutics, Inc.
filed 2021-08-05
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of July 31, 2021 was 32,669,806.

HARPOON THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARPOON THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$77,413	$21,170
Short-term marketable securities	93,604	104,860
Prepaid expenses and other current assets	4,661	3,724
Total current assets	175,678	129,754
Property and equipment, net	9,136	10,188
Long-term marketable securities	4,194	23,946
Operating lease right-of-use asset	6,422	6,583
Other assets	747	1,121
Total assets	$196,177	$171,592
Liabilities and stockholders' equity
Current liabilities
Accounts payable	1,997	1,572
Accrued liabilities	16,342	13,845
Deferred revenue, current	34,819	31,299
Operating lease liabilities, current	1,536	1,202
Total current liabilities	54,694	47,918
Deferred revenue, noncurrent	39,156	57,522
Operating lease liabilities, net of current portion	11,399	12,313
Total liabilities	105,249	117,753
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2021 and December 31, 2020; 32,639,276 shares and 25,553,172 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	337,484	221,904
Accumulated other comprehensive income	(2)	3
Accumulated deficit	(246,558)	(168,071)
Total stockholders' equity	90,928	53,839
Total liabilities and stockholders' equity	$196,177	$171,592

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Collaboration and license revenue	$5,838	$2,762	$14,845	$6,059
Total revenue	5,838	2,762	14,845	6,059
Operating expenses
Research and development	18,271	11,924	34,487	24,443
General and administrative	4,335	3,945	8,939	7,858
Litigation settlement	—	—	49,954	—
Total operating expenses	22,606	15,869	93,380	32,301
Loss from operations	(16,768)	(13,107)	(78,535)	(26,242)
Interest income, net	62	415	156	999
Other expense, net	(58)	—	(108)	(1)
Net loss	(16,764)	(12,692)	(78,487)	(25,244)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	16	(229)	(4)	201
Comprehensive loss	$(16,748)	$(12,921)	$(78,491)	$(25,043)
Net loss per share, basic and diluted	(0.52)	(0.51)	$(2.45)	$(1.01)
Weighted-average shares used in computing net loss per share, basic and diluted	32,505,777	24,961,183	32,044,767	24,902,229

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	25,553,172	$3	$221,904	$3	$(168,071)	$53,839
Issuance of common stock in follow-on offering, net of underwriter discounts, commissions and issuance costs of $7,400	6,764,704	1	107,581	—	—	107,582
Issuance of common stock under equity incentive plans including exercise of stock options	113,538	—	561	—	—	561
Vesting of early exercised stock options	7,319	—	6	—	—	6
Stock-based compensation	—	—	2,136	—	—	2,136
Net loss	—	—	—	—	(61,724)	(61,724)
Unrealized loss on marketable securities	—	—	—	(20)		(20)
Balances at March 30, 2021	32,438,733	4	332,188	(17)	(229,795)	102,380
Issuance of common stock pursuant to ATM facility, net of offering costs	138,153	—	2,767	—	—	2,767
Issuance of common stock under equity incentive plans including exercise of stock options	56,934	—	186	—	—	186
Vesting of early exercised stock options	5,456	—	5	—	—	5
Stock-based compensation	—	—	2,338	—	—	2,338
Net loss	—	—	—	—	(16,764)	(16,764)
Unrealized gain on marketable securities	—	—	—	16		16
Balances at June 30, 2021	32,639,276	4	$337,484	$(1)	$(246,559)	$90,928

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	24,850,064	$3	$212,339	$41	$(118,163)	$94,220
Issuance of common stock under equity incentive plans including exercise of stock options	76,619	—	340	—	—	340
Vesting of early exercised stock options	11,891	—	9	—	—	9
Stock-based compensation	—	—	847	—	—	847
Net loss	—	—	—	—	(12,552)	(12,552)
Unrealized gain on marketable securities	—	—	—	430		430
Balances at March 31, 2020	24,938,574	3	213,535	471	(130,715)	83,294
Issuance of common stock under equity incentive plans including exercise of stock options	144,731	—	347	—	—	347
Vesting of early exercised stock options	8,843	—	8	—	—	8
Stock-based compensation	—	—	1,178	—	—	1,178
Net loss	—	—	—	—	(12,692)	(12,692)
Unrealized loss on marketable securities	—	—	—	(229)	—	(229)
Balances at June 30, 2020	25,092,148	3	$215,068	$242	$(143,407)	$71,906

HARPOON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(78,487)	$(25,244)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation expense	4,473	2,025
Depreciation and amortization	1,098	1,015
Non-cash lease expense	160	202
Net amortization of discounts on marketable securities	1,168	130
Changes in operating assets and liabilities
Prepaid expenses and other assets	(937)	(620)
Other assets	382	13
Accounts payable	426	(1,032)
Accrued liabilities	2,500	1,270
Deferred revenue	(14,846)	42,855
Operating lease liabilities	(580)	(576)
Net cash (used in) provided by operating activities	(84,643)	20,038
Cash flows from investing activities
Purchases of property and equipment	(45)	(155)
Purchases of marketable securities	(100,469)	(106,568)
Maturities of marketable securities	130,304	32,321
Net cash provided by (used in) investing activities	29,790	(74,402)
Cash flows from financing activities
Proceeds from follow-on offering, net of issuance costs	107,581	—
Deferred offering costs	—	(321)
Proceeds from issuance of common stock in connection with employee benefit plans	748	687
Proceeds from issuance of common stock, net of issuance cost	2,767	—
Net cash provided by financing activities	111,096	366
Net decrease in cash, cash equivalents, and restricted cash	56,243	(53,998)
Cash, cash equivalents, and restricted cash at beginning of period	21,637	89,203
Cash, cash equivalents, and restricted cash at end of period	$77,880	$35,205
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accrued liabilities and accounts payable	$—	$305
Reclassification of employee stock liability to equity upon vesting	$12	$17
Deferred offering costs included in accounts payable and accrued liabilities	$8	$27

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

Liquidity

Since inception, the Company has incurred significant losses and has negative cash flows from operations. As of June 30, 2021, the Company had an accumulated deficit of $246.6 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of June 30, 2021, the Company had cash, cash equivalents, and marketable securities of $175.2 million, which is available to fund future operations. The Company believes as of June 30, 2021 that its cash, cash equivalents and marketable securities provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying condensed financial statements. The Company will need to raise additional capital to support the completion of its research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates.

The global pandemic caused by an outbreak of a novel strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in national and global economic disruption and may adversely affect the Company’s business. As of June 30, 2021, the Company has not experienced a significant financial impact directly related to the COVID-19 pandemic but has experienced some minor disruptions to clinical operations, including patient enrollment in some of its clinical trials and delays in collecting, receiving, and analyzing data from patients enrolled in our clinical trials for due to limited staff at our clinical trial sites. The Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, industry, and personnel. Management continues to actively monitor this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and personnel. The impact of the Company’s business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or mitigate its impact.

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

During the six months ended June 30, 2021, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2020 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 2, “Summary of Significant Accounting Policies,” to the Company’s audited annual financial statements included in the 2020 Annual Report on Form 10-K which have been prepared in accordance with GAAP.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed financial statements include, but are not limited to, the fair value of stock options, the research period of the collaboration agreements with AbbVie Biotechnology Ltd., (“AbbVie”), operating lease asset and lease liabilities, income tax uncertainties and certain accruals. As of June 30, 2021, the Company has not experienced a significant financial impact directly related to the COVID-19 pandemic. See Note 1 Organization – Liquidity for more information.

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

For the periods ended June 30, 2021 and December 31, 2020, the Company classified $0.5 million as restricted cash related to a letter of credit established for an operating lease entered into in August 2018. The restricted cash is classified in “Other assets” in the condensed balance sheets and is comprised of a letter of credit required pursuant to the lease for the Company’s corporate headquarters entered into in August 2018. See Note 6 Commitments and Contingencies for more information.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows.

	As of
	June 30, 2021	June 30, 2020
	(in thousands)
Balance Sheets
Cash and cash equivalents	$77,413	$34,738
Restricted cash (included in other assets)	467	467
Cash, cash equivalents and restricted cash in condensed Statements of Cash Flows	$77,880	$35,205

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

3. Fair Value Measurement

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$75,352	$75,352	$—	$—
Short-term marketable securities
U.S. government treasuries	—	—	—	—
U.S. government securities	32,342	32,342	—	—
Corporate debt securities	41,454	—	41,454	—
U.S. government agency securities	19,809	—	19,809	—
Long-term marketable securities
Corporate debt securities	2,649	—	2,649	—
U.S. government agency securities	1,545	—	1,545	—
Total cash equivalents and marketable securities	$173,151	$107,694	$65,457	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$15,696	15,696	$—	$—
Short-term marketable securities
U.S. government treasuries	32,497	32,497	—	—
U.S. government securities	40,652	40,652	—	—
Corporate debt securities	21,641		21,641	—
U.S. government agency securities	10,071	—	10,071	—
Long-term marketable securities
Corporate debt securities	9,080	—	9,080	—
U.S. government securities	12,294	12,294		—
U.S. government agency securities	2,571	—	2,571	—
Total cash equivalents and marketable securities	$144,502	$101,139	$43,363	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company had no Level 3 assets or liabilities as of June 30, 2021 and December 31, 2020. There were no transfers between Level 1 and Level 2 for the periods ended June 30, 2021 and December 31, 2020.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of June 30, 2021 and December 31, 2020.

4. Available-for Sale Securities

All marketable securities were considered available-for-sale at June 30, 2021. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each condensed balance sheets date are summarized in the tables below:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$75,352	—	—	$75,352
Total cash equivalents	75,352	—	—	75,352
Short-term marketable securities:
U.S. government agency securities	19,805	4	—	19,809
U.S. government securities	32,339	3	—	32,342
Corporate debt securities	41,455	4	(5)	41,454
Total short-term marketable securities	93,599	11	(5)	93,605
Long-term marketable securities:
U.S. government agency securities	1,547	—	(2)	1,545
Corporate debt securities	2,653	—	(4)	2,649
Total long-term marketable securities	4,200	—	(6)	4,194
Total	$173,151	$11	$(11)	$173,151

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$15,696	—	—	$15,696
Total cash equivalents	15,696	—	—	15,696
Short-term marketable securities:
U.S. government treasuries	32,493	3	—	32,496
U.S. government agency securities	10,070	1	—	10,071
U.S. government securities	40,638	21	(8)	40,651
Corporate debt securities	21,650	1	(9)	21,642
Total short-term marketable securities	104,851	26	(17)	104,860
Long-term marketable securities:
U.S. government agency securities	2,568	4	—	2,572
U.S. government securities	12,298	—	(4)	12,294
Corporate debt securities	9,086	—	(6)	9,080
Total long-term marketable securities	23,952	4	(10)	23,946
Total	$144,499	$30	$(27)	$144,502

As of June 30, 2021 and December 31, 2020, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the six months ended June 30, 2021. All marketable securities with unrealized losses as of each condensed balance sheet date have been in a loss position for less than twelve months or the loss is not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Laboratory equipment	$4,681	$4,636
Furniture and fixtures	585	585
Computer equipment and software	91	91
Leasehold improvements	8,872	8,872
	14,229	14,184
Less: Accumulated depreciation and amortization	(5,093)	(3,996)
Total property and equipment, net	$9,136	$10,188

Depreciation and amortization expense for property and equipment amounted to $0.5 million for each of the three months ended June 30, 2021 and June 30, 2020, and $1.1 million and $1.0 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2021	2020
Accrued research and development	$12,412	$8,835
Accrued personnel costs	3,091	3,860
Accrued professional and consulting fees	756	790
Accrued offering costs	—	229
Other	83	131
Total accrued liabilities	$16,342	$13,845

6. Commitments and Contingencies

Leases

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease commencement date was July 1, 2019, at which time the Company took occupancy.

The Cove Lease includes an option to renew, exercisable at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of June 30, 2021, the Company has not determined whether it will exercise its option to extend the lease term. Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. The Cove Lease qualifies as an operating lease. The following table summarizes the presentation in the Company’s condensed balance sheets of its operating lease (in thousands):

As of June 30, 2021
Assets:
Operating lease right-of-use assets	$6,422
Liabilities
Operating lease liabilities	$1,536
Operating lease liabilities, net of current portion	11,399
Total operating lease liabilities	$12,935

The Company incurred $0.2 million in variable lease costs for each of the three months ended June 30, 2021 and June 30, 2020, and $0.4 million for each of the six months ended June 30, 2021 and June 30, 2020.

Future minimum lease payments under the Cove Lease as of June 30, 2021 are as follows (in thousands):

Operating Lease Commitments

Remainder of 2021	1,303
2022	2,654
2023	2,738
2024	2,825
2025	2,916
Thereafter	4,279
Total future minimum lease payments	16,715
Less imputed interest	(3,780)
Total	$12,935

As of June 30, 2021, the weighted average remaining lease term was 6.3 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.95%.

Rent expense was $0.6 million for each of the three months ended June 30, 2021 and June 30, 2020, and $1.3 million and $1.2 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

Amortization expense of the right-of-use lease assets was $0.1 million for each of the three months ended June 30, 2021 and June 30, 2020, and $0.3 and $0.2 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

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

On May 5, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Millennium and Maverick to resolve the parties’ previously reported lawsuit. Pursuant to the terms of the Settlement Agreement, Millennium filed a proposed order and final judgment with the Court on May 5, 2021; the Company paid on May 5, 2021 the full amount of damages awarded by the Court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021; and the Company, Millennium and Maverick each agreed to forego and waive its right to appeal the order and final judgment. Following execution of the Settlement Agreement, the Company is free to continue to develop its ProTriTAC platform and product candidates. The Court approved the proposed order and entered a final judgment on May 5, 2021. The $50.0 million litigation settlement payment is reflected in the condensed statement of operations for the six months ended June 30, 2021.

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

The transaction price of $80.0 million, relates to a single unit of accounting. The initial development activities are considered a single unit of accounting. The Company recognizes revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of June 30, 2021, there were no changes to the estimate of the transaction price or adjustments to measure of performance and related revenue recognition.

The Company recognized $5.2 million and $9.6 million of revenue for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the Company had recorded $54.9 million in deferred revenue, of which $24.45 million was classified as long-term deferred revenue and $30.5 million as short-term deferred revenue, in the accompanying condensed balance sheets.

As of June 30, 2021, the Company will recognize royalty revenue in the period of sale of the related products, if any, based on the underlying contract terms. No such amounts were recognized for the three and six months ended June 30, 2021, respectively.

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

At the inception of the Original Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the two initial targets. The Company has evaluated the transaction price and has determined $17.0 million is still appropriate as of June 30, 2021. The Company recognized zero and $4.3 million of revenue related to the upfront payment for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the Company had recognized the full $17.0 million upfront payment related to the initial two targets.

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019. The Company allocates $10.0 million to each additional target selected. The Company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of June 30, 2021, the Company determined that a transaction price of $20.0 million was still appropriate. The Company recognized $0.7 million and $0.9 million of revenue related to the upfront payment for the three and six months ended June 30, 2021.

As of June 30, 2021, the Company had recorded $19.1 million in deferred revenue, of which $14.7 million was classified as long-term deferred revenue and $4.4 million as short-term deferred revenue, in the accompanying condensed balance sheets.

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

As of June 30, 2021, the Company had not recognized or earned any milestone payments under the Original Collaboration and Restated Collaboration Agreement. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized for the three and six months ended June 30, 2021.

Collaboration and License Revenue

For the three and six months periods ended June 30, 2021 and June 30, 2020, collaboration and license revenue in the accompanying condensed statements of operations and comprehensive loss is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Collaboration and License Revenue	2021	2020	2021	2020
AbbVie Restated Collaboration Agreement	$657	$518	$5,240	$912
AbbVie Development and Option Agreement	5,181	2,244	9,605	5,147
Total collaboration and license revenue	$5,838	$2,762	$14,845	$6,059

8. Equity

Incentive Plans

Stock Option Activity

As of June 30, 2021, there were 2,521,668 shares reserved by the Company to grant under its 2019 Equity Incentive Plan (the “2019 Plan”).

The following summarizes option activity under the Company’s 2019 Plan and 2015 Equity Incentive Plan (the “2015 Plan”):

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2020	3,629,878	$6.38	7.88	$37,498
Options granted	1,124,558	19.29
Options exercised	(137,527)	3.03
Options cancelled	(82,997)	13.81
Balance as of June 30, 2021	4,533,912	$9.55	7.86	$26,432
Vested and expected to vest as of June 30, 2021	4,533,912	$9.55	7.86	$26,432
Exercisable as of June 30, 2021	2,091,121	$5.59	6.92	$18,374

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $1.0 million and $2.4 million for the three and six months ended June 30, 2021 and June 30, 2020, respectively, and $2.1 million and $2.8 million for the three and six months ended June 30, 2020, respectively. There is no future tax benefit related to options exercised, as the Company has accumulated net operating losses on June 30, 2021 and June 30, 2020.

During the six months ended June 30, 2021 and June 30, 2020, the estimated weighted-average grant-date fair value of the stock options vested was $3.88 and $1.87 per share, respectively, and the estimated weighted-average grant-date fair value of stock options granted was $13.99 and $9.00 per share, respectively.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2021	2020
Expected term (years)	5.98	5.97
Expected volatility	88.48%	78.36%
Risk-free interest rate	0.67%	1.19%
Expected dividend yield	0%	0%

Total stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating Expenses
Research and development	$1,087	$474	$2,283	$826
General and administrative	1,251	704	2,190	1,199
Total stock-based compensation	$2,338	$1,178	$4,473	$2,025

Stock-based compensation related to non-employee awards, which is included in the table above, was zero and $0.1 million for each of the three and six months ended June 30, 2021 and June 30, 2020, respectively.

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The common shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the Company’s repurchase right lapses. As of June 30, 2021 and December 31, 2020, there was approximately $14,000 and $26,000, respectively, recorded in other current liabilities relating to common shares subject to repurchase. For accounting purposes, unvested early exercised stock options are not considered issued and outstanding common shares until the stock options vest. As a result of early stock option exercises under the 2015 Plan, 8,064 and 20,839 common shares had not vested and were subject to repurchase as of June 30, 2021 and December 31, 2020, respectively.

Employee Stock Purchase Plan

In January 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective upon the closing of the Company’s IPO in February 2019. The 2019 ESPP initially reserved 250,000 shares of common stock for employee purchases under terms and provisions established by the Board of Directors. The 2019 ESPP evergreen provision provides that the number of shares reserved and available for issuance under the 2019 ESPP will automatically increase January 1st of, each year for a period of up to ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 750,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our Board of Directors. In January 2021, common stock available for issuance under the 2019 ESPP was increased by approximately 255,000 shares as a result of this evergreen provision. The Company issued 32,945 shares under the 2019 ESPP during the six months ended June 30, 2021. The Company has approximately 661,000 shares reserved for future issuance as of June 30, 2021.

9. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,	As of December 31,
	2021	2020
Common stock options issued and outstanding	4,533,912	3,629,878
ESPP shares issuable and outstanding	—	11,881
Early exercised stock options subject to future vesting	8,064	20,839
Total	4,541,976	3,662,598

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(16,764)	$(12,692)	$(78,487)	$(25,244)
Net loss per share, basic and diluted	$(0.52)	$(0.51)	$(2.45)	$(1.01)
Weighted-average shares used to compute basic and diluted net loss per share	32,505,777	24,961,183	32,044,767	24,902,229

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

TriTAC Pipeline Update

HPN424: In June 2021, we presented interim data at the American Society of Clinical Oncology, or ASCO 2021, from our ongoing dose-escalation portion of our Phase 1/2a clinical trial. As of the April 23, 2021 data cutoff, 89 patients had been dosed across 13 cohorts at fixed doses of 1.3 to 160ng/kg and in step dosing cohorts up to 300ng/kg administered as a weekly intravenous infusion. Enrolled patients had a median of 5 prior systemic therapies, and 73% of patients had prior chemotherapy in the metastatic castration-resistant setting. Fifteen of 74 patients (20%) with treatment start dates at least 6 months ago remained on study treatment for more than 24 weeks.

At the highest fixed dose tested to date, 160ng/kg, one patient out of 7 has experienced a confirmed partial response with tumor lesion reduction of 43%. 3 of the 7 patients have had serum PSA declines from baseline, one of which was a PSA reduction of 50%.

HPN424 was generally well tolerated and cytokine-related adverse events have been manageable. Reported Grade 3 or higher adverse events have included cytokine release syndrome (CRS) (4%), alanine transaminase (ALT increase) (16%) and aspartate transaminase (AST) increase (21%). CRS events and transaminitis have been transient. Two (2%) of patients discontinued treatment due to treatment-related AEs. Dose-limiting toxicities (DLTs) have been observed and have not limited escalation. A maximum tolerated dose (MTD) was not identified, and escalation to higher doses is underway.

In addition to the data presented at ASCO, we also presented additional interim trial data with a May 31, 2021 data cutoff date. As of the May 31 data cutoff date, 19 patients had been enrolled in the 300 ng/kg step dose cohort, which includes patients treated with different step regimens to obtain the target dose of 300 ng/kg. Four of 19 patients in this cohort showed PSA declines, including two PSA30. Escalation is ongoing, and we have recently opened a 450 ng/kg step dose cohort. The first patient has successfully reached the target dose of 450 ng/kg. Initiation of a dose expansion cohort is anticipated by year end 2021.

HPN536: HPN536 is a MSLN-targeting T cell engager, and we are currently enrolling patients in a Phase 1/2a clinical trial for ovarian, pancreatic and other MSLN-expressing solid tumors. The study is collecting data to evaluate the safety, tolerability, pharmacokinetics and activity of HPN536. In June 2021, we provided a clinical update on our ongoing Phase 1/2a clinical trial, at the time of the May 31, 2021 data cutoff, dosing had occurred across 9 fixed-dose cohorts of 6 to 280ng/kg and 3 step dose cohort up to 1200ng/kg. Tumor types treated included late-stage ovarian and pancreatic cancers and mesothelioma. Among the relapsed/refractory ovarian cancer patients with at least one post-baseline scan, 11 of 20 (55%) patients showed stability of target lesions.

As of May 31, 2021, HPN536 appears to be well tolerated. One CRS grade 3 occurred in the absence of dexamethasone premedication treatment. The CRS resolved, and the patient continued on study with dexamethasone premedication. As of the May 31, 2021 data cutoff date, two DLTs had been observed, which did not limit escalation. An MTD has not been identified and escalation to higher doses is underway. We recently opened and are actively recruiting a 1800 ng/kg cohort. We plan to present interim Phase 1 data by year end 2021 and initiate a dose expansion cohort of the ongoing Phase 1/2 trial in the second half of the year.

HPN217: In April 2020, we announced that the first patient was dosed with HPN217 in a Phase 1/2 clinical trial focused on relapsed/refractory multiple myeloma, or RRMM. In December 2020, we provided a clinical update on our ongoing Phase 1/2 clinical trial. As of the May 31, 2021 data cutoff date, relapsed/refractory multiple myeloma patients had been treated across 8 single-patient fixed dose cohorts of 5 to 2150µg, reflecting a more than 400-fold increase in dose in 12 months. HPN217 had been well-tolerated, and no DLTs had been observed. In January 2021, HPN217 received orphan drug designation for the treatment of multiple myeloma. Initiation of a dose expansion cohort is anticipated in the second half of 2021 and we plan to present interim data in the second half of 2021.

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

HPN328: In January 2021, we announced that the first patient was dosed with HPN328 in a Phase 1/2 trial as an investigational treatment of SCLC and other tumors associated with DLL3 expression. As of the May 31, 2021 data-cutoff date patients have been treated across 4 single-patient cohorts with doses of 15-405 micrograms. Pharmacokinetic analysis shows median half-life of approximately 70 hours. One SCLC patient previously treated with chemotherapy enrolled in the 45 mg cohort demonstrated a 38% reduction in target lesion, consistent with an unconfirmed partial response. Subsequent scan indicated stable disease as best response. MTD has not been identified and escalation to higher doses is underway. We recently opened a 3.6 mg flat dose cohort and have successfully treated our first patient. We plan to present interim data by year end 2021.

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

Since our inception, we have incurred significant net operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $16.7 million and $12.7 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $78.5 million and $25.2 million for the six months ended June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $246.6 million. Our primary use of cash is to fund net losses, operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

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

From October 2020 through June 30, 2021, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $5.8 million in net proceeds from the sale of shares of our common stock.

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

In addition, in response to the ongoing spread of COVID-19, we have established testing protocols for personnel access to our headquarter offices and laboratory. The effects of the COVID-19 pandemic could adversely impact our business, assets, operations and clinical trials, particularly if the COVID-19 pandemic continues and persists for an extended period of time. See “Risk factors—Our business could be adversely affected by the effects of health epidemics, including the recent outbreak of the novel coronavirus. A COVID-19 pandemic is ongoing in many parts of the world and may result in significant disruptions which could materially affect our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites.” for more information regarding the potential impact of the COVID-19 pandemic on our business and operations. We continue to actively monitor this situation and the possible effects on our business and operations.

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

We will recognize revenue under the Development and Option Agreement as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. Accordingly, of the $30.0 million upfront payment received in 2019 and $50.0 million development milestone received in 2020, $5.2 million and $9.6 million of revenue was recognized for the three and six months ended June 30, 2021, respectively, and as of June 30, 2021, we had $54.9 million of deferred revenue under the Development and Option Agreement.

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

We recognized revenue under the Original Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $17.0 million upfront payment received in 2017, zero and $4.3 million of revenue was recognized for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, we recognized the full $17.0 million upfront payment related to the initial two targets.

We will recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $20.0 million upfront payment received in 2019, $0.7 million and $0.9 million of revenue was recognized for the three and six months ended June 30, 2021. As of June 30, 2021, we had $19.1 million of deferred revenue under the Restated Collaboration Agreement.

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

Results of Operations

Comparison of the Three and Six Months ended June 30, 2021 and 2020

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
	(dollars in thousands)				(dollars in thousands)
Revenue:
Collaboration and license revenue	$5,838	$2,762	$3,076	111%	$14,845	$6,059	$8,786	145%
Total revenue	5,838	2,762	3,076	111%	14,845	6,059	8,786	145%
Operating expenses:
Research and development	18,271	11,924	6,347	53%	34,487	24,443	10,044	41%
General and administrative	4,335	3,945	390	10%	8,939	7,858	1,081	14%
Litigation settlement	—	—	—	*	49,954	—	49,954	*
Total operating expenses	22,606	15,869	6,737	42%	93,380	32,301	61,079	189%
Loss from operations	(16,768)	(13,107)	3,661	28%	(78,535)	(26,242)	52,293	199%
Interest income, net	62	415	(353)	-85%	156	999	(842)	-84%
Other expense, net	(58)	—	58	*	(108)	(1)	108	*
Net loss	$(16,764)	$(12,692)	$4,072	32%	$(78,487)	$(25,244)	$53,243	211%

Revenue

Collaboration and license revenue increased by $3.1 million, or 111%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to $2.9 million of revenue recognized related to the Development and Option Agreement, for research and development services performed, and a $0.2 million of revenue recognized for research and development services performed under the Restated Collaboration Agreement. Collaboration and license revenue increased by $8.8 million, or 145%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.  The increase was primarily due to $4.5 million of revenue recognized related to the Development and Option Agreement, for research and development services performed, and a $4.3 million increase in revenue recognized due to the delivery of the second initial target under the Restated Collaboration Agreement where all remaining deferred revenue associated with that target was recognized as we had no further continuing performance obligations.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Product and clinical development	$8,185	$4,323	$14,606	$9,722
Research and technology services	1,083	698	1,910	1,209
Laboratory supplies and equipment	628	514	1,233	1,168
Pharmacology services	324	58	383	530
Personnel-related	5,129	3,754	10,710	6,872
Facility and other allocated expenses	1,818	1,547	3,485	2,998
Consulting	1,104	1,030	2,160	1,944
Total research and development expenses	$18,271	$11,924	$34,487	$24,443

Research and development expenses increased by $6.3 million, or 53%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to a $4.7 million increase in product and clinical development expense, research and technology services, laboratory supplies and equipment, pharmacology services and consulting expenses due to continued development of our four product candidates, which included conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development and a $1.6 million increase in personnel-related and facility and other allocated expenses due to an increase in headcount.

Research and development expenses increased by $10.0 million, or 41%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to a $5.8 million net increase in product and clinical development expense, research and technology services and laboratory supplies and equipment due to continued development of our four product candidates, which included conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development and a $4.3 million increase in personnel-related and facility and other allocated expenses due to an increase in headcount.

General and Administrative

General and administrative expenses increased by $0.4 million, or 10%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to a $0.6 million increase in personnel-related expenses due to an increase in headcount and other professional services to support our operations as a public company offset by a $0.2 million decrease in legal fees related to lower general corporate and intellectual property legal expenses.

General and administrative expenses increased by $1.1 million, or 14%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to an increase in personnel-related expenses due to an increase in headcount and other professional services to support our operations as a public company.

Litigation Settlement

Litigation settlement for the six months ended June 30, 2021, was $50.0 million. On April 23, 2021, following a damages phase, the Delaware Chancery Court issued a memorandum opinion awarding Millennium Therapeutics, Inc. $38.2 million in damages, plus pre-judgment interest. On May 5, 2021, we paid the full amount of damages awarded by the Court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021. See Note 6 Commitments and Contingencies to our condensed financial statements included elsewhere in this report.

Interest Income, net

Interest income decreased by $0.4 million, or 85%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily due to lower interest rate yields on cash, money-market and marketable securities balances and higher amortization of premiums associated marketable securities purchases.

Interest income decreased by $0.8 million, or 84%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily due to lower interest rate yields on cash, money-market and marketable securities balances and higher amortization of premiums associated marketable securities purchases.

Liquidity and Capital Resources

Liquidity

Since our inception and through June 30, 2021, we have financed our operations primarily through proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of common stock, and upfront payments received by us from our collaboration and license agreements. As of June 30, 2021, we had $175.2 million in cash, cash equivalents and marketable securities, an accumulated deficit of $246.6 million and working capital of $121.0 million.

In January 2021, we sold an aggregate 6,764,704 shares of our common stock for $107.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs.

From October 2020 through June 30, 2021, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $5.8 million in net proceeds from the sale of shares of our common stock.

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

In March 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which we may offer and sell, from time to time at our sole discretion through Cantor Fitzgerald, as our sales agent, shares of our common stock having an aggregate offering price of up to $75.0 million. Cantor Fitzgerald may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market or on any other existing trading market for our common stock. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-237175). We will pay Cantor Fitzgerald a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Cantor Fitzgerald under the Sales Agreement. Through June 30, 2021, we had sold a total of 330,222 shares of our common stock under the Sales Agreement, resulting in aggregate net proceeds of $5.8 million. We have approximately $69.0 million of the maximum aggregate offering price of $75.0 million remaining.

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

Cash Flows

	For the Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(84,643)	$20,038
Investing activities	29,790	(74,402)
Financing activities	111,096	366
Net increase (decrease) in cash, cash equivalents, and restricted cash	$56,243	$(53,998)

Cash Flows from Operating Activities

During the six months ended June 30, 2021, cash used in operating activities was $84.6 million, which consisted of a net loss of $78.5 million and a net change of $13.1 million in our net operating assets and liabilities, partially offset by $6.8 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $4.5 million, depreciation and amortization of $1.1 million, net amortization of premiums and accretion of discounts on marketable securities of $1.2 million and amortization of operating right-of-use lease asset of $0.2 million. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $14.8 million resulting from the recognition of revenue related to the AbbVie Restated Collaboration Agreement and the Development Option Agreement,  a decrease of $0.6 million in operating lease obligations, which was offset by an increase in accrued liabilities and account payables of $2.9 million related to timing of research and development activities, a net increase in prepaid expenses and other assets of $0.6 million resulting from the timing of payments made for operating costs to support our operations as a public company, including director and officers liability insurance policies, and timing for ongoing research and development activities.

During the six months ended June 30, 2020, cash provided by operating activities was $20.0 million, which consisted of a net loss of $25.2 million and a net change of $41.9 million in our net operating assets and liabilities, partially offset by $3.3 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $2.0 million, depreciation and amortization of $1.0 million, amortization operating right-of-use lease asset of $0.2 million, and net amortization of premiums and discounts on marketable securities of $0.1 million. The change in operating assets and liabilities was primarily due to an increase in deferred revenue of $42.8 million resulting from the $50.0 million cash milestone received from AbbVie related to the Development Option Agreement, an increase in prepaid expenses and other current assets of $0.6 million resulting from the timing of payments made for operating costs to support our operations as a public company, including director and officers liability insurance policies, and timing for ongoing research and development activities, and a net decrease in accounts payable and accrued liabilities and other current liabilities of $0.3 million primarily related to legal fees associated with the Maverick litigation and timing of research and development activities.

Cash Flows from Investing Activities

During the six months ended June 30, 2021, cash provided by investing activities of $29.8 million was primarily related to net purchases and maturities of marketable securities.

During the six months ended June 30, 2020, cash used in investing activities of $74.4 million was primarily related to purchases and maturities of marketable securities.

Cash Flows from Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities of $111.1 million was primarily from $107.6 million in net proceeds from the follow-on offering completed in January 2021, $2.8 million in net proceeds from the sale of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald through June 30, 2021, $0.4 million in proceeds from the exercise of common stock options and $0.3 million from purchases of our common stock under our 2019 ESPP.

During the six months ended June 30, 2020, cash provided by financing activities of $0.4 million was primarily from the exercise of options to purchase common stock and issuance of shares pursuant to our employee stock purchase plan.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the three and six months ended June 30, 2021 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 10, 2021.

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

There have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2021 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 10, 2021.

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2021 and June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, or the Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $16.8 million and $78.5 million for the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated losses of $246.6 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

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
•
continue the research and development of our other product candidates, including our HPN601 ProTriTAC candidate;
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

In addition, if we have any product candidate approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about pharmaceutical products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label based on the physician's independent medical judgement. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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
•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price. However, on March 11, 2021, President

•
Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024;
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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress.  Thus, the ACA will remain in effect in its current form.  Moreover, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that  initiated a special enrollment period from for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example,

CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs.  At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.  For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, U.S. Department of Health and Human Services, or HHS,  HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023.  On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court for the

Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule.  On January 13, 2021, in a separate lawsuit brought by industry groups in the United States District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the United States District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards and other obligations related to data privacy or security could lead to government enforcement actions (which could include civil or criminal fines or penalties), investigations, private litigation, other liabilities, and/or adverse publicity. Compliance or the actual or perceived failure to comply with such laws could increase the costs of our products, could limit their use or adoption, and could otherwise negatively affect our operating results and business.[1]

We, our service providers and any collaborators are or may become subject to or affected by federal, state and foreign laws,

regulations, and regulatory guidance; policies; contracts; and other obligations relating to data privacy and security or that govern the collection, use, disclosure, processing, retention, storage, transfer, destruction, and security of personal information. The global data protection landscape is rapidly evolving, is subject to differing interpretations and could result in conflicting compliance obligations among various jurisdictions. We are likely to expend significant capital and other resources to comply with applicable privacy and data security obligations both inside and outside the United States. Compliance with federal, state, and foreign data protection laws and regulations and other data protection obligations could require us to take on more onerous obligations in our contracts, increase our costs of legal compliance, restrict our ability to collect, use and disclose personal information, or in some cases, impact our or our service providers’ or collaborators’ ability to operate in certain jurisdictions.  Failure or perceived failure to comply with our data protection obligations could result in government enforcement actions (which could include civil, criminal and administrative penalties), investigations, private litigation, other liabilities and/or adverse publicity and could negatively affect our operating results and business.  Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. If we, our service providers or any collaborators fail to comply with applicable foreign, federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any collaborators’ ability to seek to commercialize our clinical candidates. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

In the United States, numerous federal as well as state laws and regulations, including federal and state privacy laws (including those related to health), state data breach notification laws, and federal as well as state consumer protection laws may apply to our operations or the operations of others upon whom we rely.  These laws and regulations may include the following: the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, and the California Consumer Privacy Act of 2018, or the CCPA.  The CCPA, which became effective on January 1, 2020, in part, gives California residents rights to their personal information and provides California residents with the ability to opt out of the sale of personal information. The CCPA authorizes private lawsuits to recover statutory damages for data breaches that is expected to increase data breach litigation. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, it is expected that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes operative. It is expected that the CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal information. As we expand our operations, these and similar laws may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.

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

Most healthcare providers in the United States, including research institutions from which we or our collaborators obtain clinical trial participant health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. Any person may be prosecuted for alleged HIPAA’s violations either directly or indirectly such as under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial civil and criminal penalties and liabilities if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, such as health information that we receive throughout the clinical trial process, including in the course of our research collaborations. As such, we may be subject to HIPAA as well as other foreign and domestic (including state) laws that may require notification to affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the individually identifiable health information protected by HIPAA.

Our operations may also be subject to increased scrutiny or attention from foreign data protection authorities. Our clinical trial programs and research collaborations outside the United States may implicate foreign data protection laws, including in Europe. Many countries have established, or are in the process of establishing, privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors may need to comply. For example, the EU’s General Data Protection Regulation, or GDPR, went into effect in May 2018 and introduces strict requirements for processing the personal information of individuals located  in European Union Area, or EEA, including clinical trial data. It also has significant penalties for non-compliance. The processing of sensitive personal information, such as health information, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. The GDPR and similar laws increase our obligations with respect to clinical trials conducted in the EU by expanding the definition of personal information to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators. If our privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement actions that require us to change the way we use personal information, prohibitions on use of personal information and/or fines of up to 20.0 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. In addition to statutory enforcement, a personal information breach can lead to negative publicity and a potential loss of business.

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe,

including the European Economic Area, or EEA, United Kingdom and Switzerland, or collectively Europe, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. We are subject to evolving European laws on data exports, as we may transfer personal information from Europe to other jurisdictions. One of the primary safeguards allowing that allowed U.S. companies to import personal information from Europe had been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield. The same CJEU decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses. In addition, the Swiss Federal Data Protection and Information Commissioner opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. Authorities in the United Kingdom may similarly invalidate use of the EU-U.S. Privacy Shield and raise questions on the viability of the Standard Contractual Clauses as  mechanisms for lawful personal information transfers from the United Kingdom to the United States. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe. Inability to import personal information from Europe to the United States may limit our ability to conduct clinical trials activities in Europe, limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws, and require us to increase our data processing capabilities in Europe at significant expense. In June 2021, the European Commission adopted new Standard Contractual Clauses under the GDPR for transfers of personal data outside the EEA to countries that the European Commission has not deemed to provide an adequate level of protection for such personal data. If we elect to rely on the new Standard Contractual Clauses for personal data transfers out of Europe, we may be required to expend significant resources to update our contractual arrangements and to meet the obligations the new Standard Contractual Clauses impose; for example, we may be required to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. Moreover, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Further, the United Kingdom’s vote in favor of exiting the European Union, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty regarding data protection regulation in the United Kingdom. Following the United Kingdom’s withdrawal from the European Union on January 31, 2020, pursuant to the transitional arrangements agreed to between the United Kingdom and European Union, the GDPR continued to have effect in United Kingdom law, and continued to do so until December 31, 2020 as if the United Kingdom remained a Member State of the European Union for such purposes. Following December 31, 2020, and the expiry of those transitional arrangements, the data protection obligations of the GDPR continue to apply to United Kingdom-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of  law in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations)). However, going forward, there will be increasing potential for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. Furthermore, the relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows personal data transfers (other than those carried out for the purposes of U.K. immigration control) of personal data from the EEA to the U.K. to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed only if the U.K. continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the U.K. and could intervene at any point if the U.K. deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the U.K. will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as Standard Contractual Clauses, to enable transfers of personal data from the EEA to the U.K. to continue, which could disrupt our operations.

In addition, while the U.K. data protection regime currently permits data transfers from the U.K. to the EEA and other third countries covered by a European Commission adequacy decision, and currently includes a framework to permit the continued use of the existing version of the Standard Contractual Clauses for personal data transfers from the U.K. to third countries, this is subject to change in the future, and any such changes could have implications for our transfers of personal data from the U.K. to the EEA and other third countries. In particular, the U.K. Information Commissioner’s Office has stated that it is working on its own bespoke version of the Standard Contractual Clauses and it is not clear whether the new Standard Contractual Clauses published by the European Commission will be accepted as a valid mechanism to permit the transfer of personal data from the U.K. to third countries and/or whether any U.K. version of the Standard Contractual Clauses will supersede the existing and/or new EU version of the Standard Contractual Clauses. This could necessitate the implementation of both U.K. and EU versions of Standard Contractual Clauses, which would require significant resources and result in significant cost to implement and manage.

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

We are still assessing the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material adverse impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on March 16, 2020, San Mateo County issued a “shelter-in-place” order, effective March 17, 2020, and on

March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Our primary operations are located in South San Francisco, located in San Mateo County. As a result of such county and California state orders, we have closed our executive offices, substantially all of our employees are currently telecommuting, and we have limited the number of staff in our laboratory, which may impact certain of our operations over the near term and long term. As of June 30, 2021, we have not experienced any material delays or significant financial impacts directly related to the pandemic but have experienced some minor disruptions to clinical operations, including patient enrollment in some of our clinical trials.

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

As of July 31, 2021, we had 88 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in February 2019 at a price of $14.00 per share, the reported low and high sales prices of our common stock through July 31, 2021 has ranged from $9.07 to $25.24, respectively.

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

As of July 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 44.3% of our outstanding voting stock. While these stockholders collectively own less than a majority of our voting stock, these stockholders will nevertheless continue to have significant influence over matters requiring stockholder approval. Therefore, these stockholders will have the ability to influence us through this ownership position. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

On June 29, 2020, California’s Governor Newsom signed A.B. 85 suspending California NOL utilization and imposing a cap on the amount of business incentives tax credits (R&D credit) for tax years 2020-2022. Given a projected GAAP and tax loss for 2021, the suspension is not expected to have a significant impact on our tax position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1¥*	Asset Transfer Agreement by and between the Registrant and Maverick Therapeutics, Inc., dated as of December 30, 2016, as amended	S-1	333-229040	2.1	1/29/2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-3880	3.1	8/5/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-3880	3.2	2/13/2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Definition Linkbase Document

101.DEF	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Date: August 5, 2021

HARPOON THERAPEUTICS, INC.

By:	/s/ Gerald McMahon, Ph.D.
Gerald McMahon, Ph.D. President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer (Principal Financial and Accounting Officer)