Form 10-Q
period 2021-09-30
Harpoon Therapeutics, Inc.
filed 2021-11-10
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of October 31, 2021 was 32,748,556.

October703,585

HARPOON THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our technology platforms, including TriTAC, ProTriTAC and TriTAC-XR and our product candidates, including the projected terms of patent protection;
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
•
Our TriTAC, ProTriTAC and TriTAC-XR platforms are unproven, novel classes of T cell engagers and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.
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
•
We may not be successful in our efforts to use and expand our technology platforms, including TriTAC, ProTriTAC and TriTAC-XR to build a pipeline of product candidates.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARPOON THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$42,993	$21,170
Short-term marketable securities	108,395	104,860
Prepaid expenses and other current assets	4,804	3,724
Total current assets	156,192	129,754
Property and equipment, net	8,657	10,188
Long-term marketable securities	2,841	23,946
Operating lease right-of-use asset	6,279	6,583
Other assets	700	1,121
Total assets	$174,669	$171,592
Liabilities and stockholders' equity
Current liabilities
Accounts payable	1,598	1,572
Accrued liabilities	14,045	13,845
Deferred revenue, current	38,146	31,299
Operating lease liabilities, current	1,592	1,202
Total current liabilities	55,381	47,918
Deferred revenue, noncurrent	31,345	57,522
Operating lease liabilities, net of current portion	10,973	12,313
Total liabilities	97,699	117,753
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2021 and December 31, 2020; 32,740,925 shares and 25,553,172 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	340,207	221,904
Accumulated other comprehensive income	—	3
Accumulated deficit	(263,241)	(168,071)
Total stockholders' equity	76,970	53,839
Total liabilities and stockholders' equity	$174,669	$171,592

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Collaboration and license revenue	$4,484	$3,893	$19,329	$9,952
Total revenue	4,484	3,893	19,329	9,952
Operating expenses
Research and development	16,973	13,057	51,460	37,500
General and administrative	4,186	4,428	13,125	12,286
Litigation settlement	—	—	49,954	—
Total operating expenses	21,159	17,485	114,539	49,786
Loss from operations	(16,675)	(13,592)	(95,210)	(39,834)
Interest income, net	48	299	204	1,298
Other expense, net	(55)	(14)	(163)	(15)
Net loss	(16,682)	(13,307)	(95,169)	(38,551)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	1	(115)	(3)	86
Comprehensive loss	$(16,681)	$(13,422)	$(95,172)	$(38,465)
Net loss per share, basic and diluted	(0.51)	(0.53)	$(2.96)	$(1.55)
Weighted-average shares used in computing net loss per share, basic and diluted	32,637,660	25,081,680	32,176,132	24,892,731

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	25,553,172	$3	$221,904	$3	$(168,071)	$53,839
Issuance of common stock in follow-on offering, net of underwriter discounts, commissions and issuance costs of $7,400	6,764,704	1	107,581	—	—	107,582
Issuance of common stock under equity incentive plans including exercise of stock options	113,538	—	561	—	—	561
Vesting of early exercised stock options	7,319	—	6	—	—	6
Stock-based compensation	—	—	2,136	—	—	2,136
Net loss	—	—	—	—	(61,724)	(61,724)
Unrealized loss on marketable securities	—	—	—	(20)		(20)
Balances at March 30, 2021	32,438,733	4	332,188	(17)	(229,795)	102,380
Issuance of common stock pursuant to ATM facility, net of offering costs	138,153	—	2,767	—	—	2,767
Issuance of common stock under equity incentive plans including exercise of stock options	56,934	—	186	—	—	186
Vesting of early exercised stock options	5,456	—	5	—	—	5
Stock-based compensation	—	—	2,338	—	—	2,338
Net loss	—	—	—	—	(16,764)	(16,764)
Unrealized gain on marketable securities	—	—	—	16		16
Balances at June 30, 2021	32,639,276	4	337,484	(1)	(246,559)	90,928
Issuance of common stock under equity incentive plans including exercise of stock options	99,921	—	381	—	—	381
Vesting of early exercised stock options	1,728	—	3	—	—	3
Stock-based compensation	—	—	2,339	—	—	2,339
Net loss	—	—	—	—	(16,682)	(16,682)
Unrealized gain on marketable securities	—	—	—	1	—	1
Balances at September 30, 2021	32,740,925	$4	$340,207	$—	$(263,241)	$76,970

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	24,850,064	$3	$212,339	$41	$(118,163)	$94,220
Issuance of common stock under equity incentive plans including exercise of stock options	76,619	—	340	—	—	340
Vesting of early exercised stock options	11,891	—	9	—	—	9
Stock-based compensation	—	—	847	—	—	847
Net loss	—	—	—	—	(12,552)	(12,552)
Unrealized gain on marketable securities	—	—	—	430		430
Balances at March 31, 2020	24,938,574	3	213,535	471	(130,715)	83,294
Issuance of common stock under equity incentive plans including exercise of stock options	144,731	—	347	—	—	347
Vesting of early exercised stock options	8,843	—	8	—	—	8
Stock-based compensation	—	—	1,178	—	—	1,178
Net loss	—	—	—	—	(12,692)	(12,692)
Unrealized loss on marketable securities	—	—	—	(229)	—	(229)
Balances at June 30, 2020	25,092,148	3	215,068	242	(143,407)	71,906
Issuance of common stock under equity incentive plans including exercise of stock options	167,136	—	748	—	—	748
Vesting of early exercised stock options	7,319	—	6	—	—	6
Stock-based compensation	—	—	1,504	—	—	1,504
Net loss	—	—	—	—	(13,307)	(13,307)
Unrealized loss on marketable securities	—	—	—	(115)	—	(115)
Balances at September 30, 2020	25,266,603	3	$217,326	$127	$(156,714)	$60,742

HARPOON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(95,169)	$(38,551)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation expense	6,813	3,529
Depreciation and amortization	1,632	1,545
Non-cash lease expense	304	312
Net amortization of discounts on marketable securities	1,854	255
Changes in operating assets and liabilities
Prepaid expenses and other assets	(1,081)	(372)
Other assets	421	(355)
Accounts payable	(29)	(815)
Accrued liabilities	214	2,933
Deferred revenue	(19,330)	38,962
Operating lease liabilities	(950)	(892)
Net cash (used in) provided by operating activities	(105,321)	6,551
Cash flows from investing activities
Purchases of property and equipment	(45)	(625)
Purchases of marketable securities	(134,569)	(142,086)
Maturities of marketable securities	150,282	68,640
Net cash provided by (used in) investing activities	15,668	(74,071)
Cash flows from financing activities
Proceeds from follow-on offering, net of issuance costs	107,581	—
Proceeds from issuance of common stock in connection with employee benefit plans	1,128	1,435
Proceeds from issuance of common stock, net of issuance cost	2,767	—
Net cash provided by financing activities	111,476	1,435
Net decrease in cash, cash equivalents, and restricted cash	21,823	(66,085)
Cash, cash equivalents, and restricted cash at beginning of period	21,637	89,203
Cash, cash equivalents, and restricted cash at end of period	$43,460	$23,118
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accrued liabilities and accounts payable	$55	$30
Reclassification of employee stock liability to equity upon vesting	$15	$23

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Notes to the Condensed Financial Statements

(unaudited)

1. Organization

Description of Business

Harpoon Therapeutics, Inc. (the “Company”) is a clinical-stage immunotherapy company developing a novel class of T cell engagers that harness the power of the body’s immune system to treat patients suffering from cancer and other diseases. T cell engagers are engineered proteins that direct a patient’s own T cells to kill target cells that express specific proteins, or antigens, carried by the target cells. Using a proprietary Tri-specific T cell Activating Construct (“TriTAC”), platform, the Company is developing a pipeline of novel T cell engagers, or TriTACs, initially focused on the treatment of solid tumors and hematologic malignancies. The Company is also developing its ProTriTAC platform, which builds upon the core elements of the TriTAC platform by utilizing a prodrug approach designed to allow T cell engagers to address cancer targets that would otherwise be limited by on-target toxicities. The Company's third proprietary technology platform, extended release TriTAC-XR, is designed to mitigate cytokine release syndrome. The Company was incorporated in Delaware in March 2015 and is headquartered in South San Francisco, California.

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

Liquidity

Since inception, the Company has incurred significant losses and has negative cash flows from operations. As of September 30, 2021, the Company had an accumulated deficit of $263.2 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of September 30, 2021, the Company had cash, cash equivalents, and marketable securities of $154.2 million, which is available to fund future operations. The Company believes as of September 30, 2021 that its cash, cash equivalents and marketable securities provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying condensed financial statements. The Company will need to raise additional capital to support the completion of its research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates.

The global pandemic caused by an outbreak of a novel strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in national and global economic disruption and may adversely affect the Company’s business. As of September 30, 2021, the Company has not experienced a significant financial impact directly related to the COVID-19 pandemic but has experienced some minor disruptions to clinical operations, including patient enrollment in some of its clinical trials and delays in collecting, receiving, and analyzing data from patients enrolled in our clinical trials for due to limited staff at our clinical trial sites. The Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, industry, and personnel. Management continues to actively monitor this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and personnel. The impact of the Company’s business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or mitigate its impact.

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

During the nine months ended September 30, 2021, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2020 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 2, “Summary of Significant Accounting Policies,” to the Company’s audited annual financial statements included in the 2020 Annual Report on Form 10-K which have been prepared in accordance with GAAP.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed financial statements include, but are not limited to, the fair value of stock options, the research period of the collaboration agreements with AbbVie Biotechnology Ltd., (“AbbVie”), operating lease asset and lease liabilities, income tax uncertainties and certain accruals. As of September 30, 2021, the Company has not experienced a significant financial impact directly related to the COVID-19 pandemic. See Note 1 Organization – Liquidity for more information.

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

For the periods ended September 30, 2021 and December 31, 2020, the Company classified $0.5 million as restricted cash related to a letter of credit established for an operating lease entered into in August 2018. The restricted cash is classified in “Other assets” in the condensed balance sheets and is comprised of a letter of credit required pursuant to the lease for the Company’s corporate headquarters entered into in August 2018. See Note 6 Commitments and Contingencies for more information.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows.

	As of
	September 30, 2021	September 30, 2020
	(in thousands)
Balance Sheets
Cash and cash equivalents	$42,993	$22,651
Restricted cash (included in other assets)	467	467
Cash, cash equivalents and restricted cash in condensed Statements of Cash Flows	$43,460	$23,118

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

3. Fair Value Measurement

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$24,470	$24,470	$—	$—
U.S. government treasuries	14,999	14,999	—	—
Short-term marketable securities
U.S. government treasuries	11,762	—	11,762	—
U.S. government securities	—	—	—	—
Corporate debt securities	38,185	—	38,185	—
U.S. government agency securities	58,448	58,448	—	—
Long-term marketable securities
Corporate debt securities	1,304	—	1,304	—
U.S. government securities	1,538	—	1,538	—
U.S. government agency securities	—	—	—	—
Total cash equivalents and marketable securities	$150,706	$97,917	$52,789	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$15,696	15,696	$—	$—
Short-term marketable securities
U.S. government treasuries	32,497	32,497	—	—
U.S. government securities	40,652	40,652	—	—
Corporate debt securities	21,641		21,641	—
U.S. government agency securities	10,071	—	10,071	—
Long-term marketable securities
Corporate debt securities	9,080	—	9,080	—
U.S. government securities	12,294	12,294		—
U.S. government agency securities	2,571	—	2,571	—
Total cash equivalents and marketable securities	$144,502	$101,139	$43,363	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company had no Level 3 assets or liabilities as of September 30, 2021 and December 31, 2020. There were no transfers between Level 1 and Level 2 for the periods ended September 30, 2021 and December 31, 2020.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of September 30, 2021 and December 31, 2020.

4. Available-for Sale Securities

All marketable securities were considered available-for-sale at September 30, 2021. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each condensed balance sheets date are summarized in the tables below:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
U.S. government treasuries	$15,000	—	(1)	14,999
Money market funds	24,470	—	—	$24,470
Total cash equivalents	39,470	—	(1)	39,469
Short-term marketable securities:
U.S. government agency securities	11,759	3	—	11,762
U.S. government securities	58,445	4	(1)	58,448
Corporate debt securities	38,187	5	(7)	38,185
Total short-term marketable securities	108,391	12	(8)	108,395
Long-term marketable securities:
Corporate debt securities	1,305	—	(1)	1,304
U.S. government securities	1,539	—	(1)	1,538
Total long-term marketable securities	2,844	—	(4)	2,842
Total	$150,705	$12	$(13)	$150,706

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$15,696	—	—	$15,696
Total cash equivalents	15,696	—	—	15,696
Short-term marketable securities:
U.S. government treasuries	32,493	3	—	32,496
U.S. government agency securities	10,070	1	—	10,071
U.S. government securities	40,638	21	(8)	40,651
Corporate debt securities	21,650	1	(9)	21,642
Total short-term marketable securities	104,851	26	(17)	104,860
Long-term marketable securities:
U.S. government agency securities	2,568	4	—	2,572
U.S. government securities	12,298	—	(4)	12,294
Corporate debt securities	9,086	—	(6)	9,080
Total long-term marketable securities	23,952	4	(10)	23,946
Total	$144,499	$30	$(27)	$144,502

As of September 30, 2021 and December 31, 2020, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the nine months ended September 30, 2021. All marketable securities with unrealized losses as of each condensed balance sheet date have been in a loss position for less than twelve months or the loss is not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Laboratory equipment	$4,737	$4,636
Furniture and fixtures	585	585
Computer equipment and software	91	91
Leasehold improvements	8,872	8,872
	14,285	14,184
Less: Accumulated depreciation and amortization	(5,628)	(3,996)
Total property and equipment, net	$8,657	$10,188

Depreciation and amortization expense for property and equipment amounted to $0.5 million for each of the three months ended September 30, 2021 and September 30, 2020, and $1.6 million and $1.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2021	2020
Accrued research and development	$9,792	$8,835
Accrued personnel costs	3,545	3,860
Accrued professional and consulting fees	626	790
Accrued offering costs	—	229
Other	82	131
Total accrued liabilities	$14,045	$13,845

6. Commitments and Contingencies

Leases

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease commencement date was July 1, 2019, at which time the Company took occupancy.

The Cove Lease includes an option to renew, exercisable at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of September 30, 2021, the Company has not determined whether it will exercise its option to extend the lease term. Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. The Cove Lease qualifies as an operating lease. The following table summarizes the presentation in the Company’s condensed balance sheets of its operating lease (in thousands):

As of September 30, 2021
Assets:
Operating lease right-of-use assets	$6,279
Liabilities
Operating lease liabilities	$1,592
Operating lease liabilities, net of current portion	10,973
Total operating lease liabilities	$12,565

The Company incurred $0.2 million in variable lease costs for each of the three months ended September 30, 2021 and September 30, 2020, and $0.7 million for the nine months ended September 30, 2021 and $0.6 million for the nine months ended September 30, 2020.

Future minimum lease payments under the Cove Lease as of September 30, 2021 are as follows (in thousands):

Operating Lease Commitments

Remainder of 2021	651
2022	2,654
2023	2,738
2024	2,825
2025	2,916
Thereafter	4,279
Total future minimum lease payments	16,063
Less imputed interest	(3,498)
Total	$12,565

As of September 30, 2021, the weighted average remaining lease term was 6.3 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.95%.

Rent expense was $0.6 million for each of the three months ended September 30, 2021 and September 30, 2020, and $1.9 million for each of the nine months ended September 30, 2021 and September 30, 2020.

Amortization expense of the right-of-use lease assets was $0.1 million for each of the three months ended September 30, 2021 and September 30, 2020, and $0.4 million for the nine months ended September 30, 2021 and $0.3 million for the nine months ended September 30, 2020, respectively.

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

On May 5, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Millennium and Maverick to resolve the parties’ previously reported lawsuit. Pursuant to the terms of the Settlement Agreement, Millennium filed a proposed order and final judgment with the Court on May 5, 2021; the Company paid on May 5, 2021 the full amount of damages awarded by the Court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021; and the Company, Millennium and Maverick each agreed to forego and waive its right to appeal the order and final judgment. Following execution of the Settlement Agreement, the Company is free to continue to develop its ProTriTAC platform and product candidates. The Court approved the proposed order and entered a final judgment on May 5, 2021. The $50.0 million litigation settlement payment is reflected in the condensed statement of operations for the nine months ended September 30, 2021.

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

The transaction price of $80.0 million, relates to a single unit of accounting. The initial development activities are considered a single unit of accounting. The Company recognizes revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of September 30, 2021, there were no changes to the estimate of the transaction price or adjustments to measure of performance and related revenue recognition.

The Company recognized $4.5 million and $14.1 million of revenue for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company had recorded $50.4 million in deferred revenue, of which $15.9 million was classified as long-term deferred revenue and $34.5 million as short-term deferred revenue, in the accompanying condensed balance sheets.

As of September 30, 2021, the Company will recognize royalty revenue in the period of sale of the related products, if any, based on the underlying contract terms. No such amounts were recognized for the three and nine months ended September 30, 2021, respectively.

Amended and Restated Discovery Collaboration Agreement with AbbVie

On August 16, 2021, the Company entered into Amendment No. 1 to the Amended and Restated Discovery Collaboration and License Agreement (the "First Amendment"), with AbbVie, which amends the Amended and Restated Discovery Collaboration and License Agreement (as amended by the First Amendment, the "Restated Collaboration Agreement") entered on November 20, 2019, between the Company and AbbVie, which agreement amends and restates the Discovery Collaboration and License Agreement entered into between the Company and AbbVie, dated October 20, 2017 and amended April 3, 2019, or (the "Original Collaboration Agreement"). Pursuant to the First Amendment, the Company and AbbVie agreed to include the ProTriTAC technology within the Restated Collaboration Agreement. Pursuant to the Original Collaboration Agreement, the Company granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporates the Company’s proprietary TriTAC technology together with soluble TCRs provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Original Collaboration Agreement, AbbVie was allowed to designate up to two targets, which it selected in 2017 and 2019, respectively. Pursuant to the Restated Collaboration Agreement, AbbVie is permitted to designate two additional targets, with an option to select up to four additional targets, selected during a specified period following the effective date, to be the subject of activities under the collaboration, and is granted a worldwide, exclusive license under the Original Collaboration Agreement to develop and commercialize products that incorporate either the Company’s proprietary TriTAC platform technology, or (pursuant to the First Amendment) the ProTriTAC technology, to pursue available T cell receptors (“TCRs”) and/or antibody targets (which may include, products that incorporate antibodies provided by AbbVie or by the Company). During a period of up to four years following the date of AbbVie’s designation of each target for the products, and confirmation of target availability, the Company and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising the Company’s proprietary TriTAC or ProTriTAC technologies, in conjunction with the soluble TCR or antibody sequences directed at the agreed upon targets of interest. The Company may not, including through any third party, develop or commercialize any competing product that binds to any of the included targets. As was the case under the Original Collaboration Agreement, following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed in each Major Market (as defined in the Restated Collaboration Agreement).

In addition to the upfront payment of $17.0 million already paid under the Original Collaboration Agreement, the Company received an upfront payment of $20.0 million under the Restated Collaboration Agreement for AbbVie’s right to select two additional targets and an option to select up to four further targets. AbbVie will be required to make payments to the Company, upon target selection, of $10.0 million for each target, for up to four additional targets selected by AbbVie. For each of the up to eight targets selected, the Company is eligible to receive up to $300.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for licensed products indicated for human therapeutic or prophylactic use. The Company will also be eligible to receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of licensed products at percentages in the mid-single digits, subject to specified offsets and reductions. Royalties will be payable under the First Amendment and Restated Collaboration Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country or ten years following first commercial sale of such product in such country. If licensed products are developed and commercialized for diagnostic or veterinary use, or certain screening or monitoring uses, the parties have agreed to negotiate an appropriate reduction in the economic terms applicable to such non-therapeutic and prophylactic applications.

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

The Company assessed the Original Collaboration Agreement and Restated Collaboration Agreement including the First Amendment in accordance with Topic 606 and concluded that AbbVie is a customer under all agreements. The Company concluded that there are multiple promises under the Original Collaboration Agreement and Restated Collaboration Agreement including the First Amendment which include (1) research and development activities; (2) regulatory documentation and know-how; and (3) the license to the related technology. The Company combined these promises into a single performance obligation, as the Company is obliged to render specialized services for the research program, and other promises have either no significant value or are not distinct. The Company estimates that the $17.0 million upfront payment under the Original Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition.

At the inception of the Original Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the two initial targets. The Company has evaluated the transaction price and has determined $17.0 million is still appropriate as of September 30, 2021. The Company recognized zero and $4.3 million of revenue related to the upfront payment for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company had recognized the full $17.0 million upfront payment related to the initial two targets.

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019. The Company allocates $10.0 million to each additional target selected. The Company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of September 30, 2021, the Company determined that a transaction price of $20.0 million was still appropriate. The Company recognized zero and $0.9 million of revenue related to the upfront payment for the three and nine months ended September 30, 2021.

As of September 30, 2021, the Company had recorded $19.1 million in deferred revenue, of which $15.5 million was classified as long-term deferred revenue and $3.6 million as short-term deferred revenue, in the accompanying condensed balance sheets.

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

As of September 30, 2021, the Company had not recognized or earned any milestone payments under the Original Collaboration or Restated Collaboration Agreement including the First Amendment. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized for the three and nine months ended September 30, 2021.

Collaboration and License Revenue

For the three and nine months periods ended September 30, 2021 and September 30, 2020, collaboration and license revenue in the accompanying condensed statements of operations and comprehensive loss is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Collaboration and License Revenue	2021	2020	2021	2020
AbbVie Restated Collaboration Agreement	$—	$657	$5,240	$1,569
AbbVie Development and Option Agreement	4,484	3,236	14,089	8,383
Total collaboration and license revenue	$4,484	$3,893	$19,329	$9,952

8. Equity

Incentive Plans

Stock Option Activity

As of September 30, 2021, there were 2,425,675 shares reserved by the Company to grant under its 2019 Equity Incentive Plan (the “2019 Plan”).

The following summarizes option activity under the Company’s 2019 Plan and 2015 Equity Incentive Plan (the “2015 Plan”):

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2020	3,629,878	$6.38	7.88	$37,498
Options granted	1,259,058	18.43
Options exercised	(193,699)	2.60
Options cancelled	(121,504)	13.83
Balance as of September 30, 2021	4,573,733	$9.66	7.68	$12,705
Vested and expected to vest as of September 30, 2021	4,573,733	$9.66	7.68	$12,705
Exercisable as of September 30, 2021	2,342,538	$6.21	6.85	$9,778

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $0.5 million and $2.9 million for the three and nine months ended September 30, 2021, respectively, and $1.7 million and $4.5 million for the there and nine months ended September 30, 2020, respectively. There is no future tax benefit related to options exercised, as the Company has accumulated net operating losses on September 30, 2021 and September 30, 2020.

During the nine months ended September 30, 2021 and September 30, 2020, the estimated weighted-average grant-date fair value of the stock options vested was $4.32 and $2.62 per share, respectively, and the estimated weighted-average grant-date fair value of stock options granted was $13.36 and $9.54 per share, respectively.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2021	2020
Expected term (years)	5.98	5.98
Expected volatility	88.24%	78.68%
Risk-free interest rate	0.70%	1.08%
Expected dividend yield	0%	0%

Total stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating Expenses
Research and development	$1,181	$483	$3,464	$1,309
General and administrative	1,158	1,021	3,349	2,220
Total stock-based compensation	$2,339	$1,504	$6,813	$3,529

Stock-based compensation related to non-employee awards, which is included in the table above, was zero and $0.1 million for each of the three and nine months ended September 30, 2021 and September 30, 2020, respectively.

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The common shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the Company’s repurchase right lapses. As of September 30, 2021 and December 31, 2020, there was approximately $11,000 and $26,000, respectively, recorded in other current liabilities relating to common shares subject to repurchase. For accounting purposes, unvested early exercised stock options are not considered issued and outstanding common shares until the stock options vest. As a result of early stock option exercises under the 2015 Plan, 6,336 and 20,839 common shares had not vested and were subject to repurchase as of September 30, 2021 and December 31, 2020, respectively.

Employee Stock Purchase Plan

In January 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective upon the closing of the Company’s IPO in February 2019. The 2019 ESPP initially reserved 250,000 shares of common stock for employee purchases under terms and provisions established by the Board of Directors. The 2019 ESPP evergreen provision provides that the number of shares reserved and available for issuance under the 2019 ESPP will automatically increase January 1st of, each year for a period of up to ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 750,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our Board of Directors. In January 2021, common stock available for issuance under the 2019 ESPP was increased by approximately 255,000 shares as a result of this evergreen provision. The Company issued 76,694 shares under the 2019 ESPP during the nine months ended September 30, 2021. The Company has approximately 617,000 shares reserved for future issuance as of September 30, 2021.

9. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,	As of December 31,
	2021	2020
Common stock options issued and outstanding	4,573,733	3,629,878
ESPP shares issuable and outstanding	—	11,881
Early exercised stock options subject to future vesting	6,336	20,839
Total	4,580,069	3,662,598

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(16,682)	$(13,307)	$(95,169)	$(38,551)
Net loss per share, basic and diluted	$(0.51)	$(0.53)	$(2.96)	$(1.55)
Weighted-average shares used to compute basic and diluted net loss per share	32,637,660	25,081,680	32,176,132	24,892,731

10. Subsequent Event

On October 25, 2021, Gerald McMahon, Ph.D. notified the Company of his decision to resign as President and Chief Executive

Officer of the Company and as a member of the Company’s Board of Directors (the “Board”), in each case effective October 26, 2021 (the “Resignation Date”). In connection with his resignation, Dr. McMahon and the Company entered into a Transition and Retirement Agreement pursuant to which Dr. McMahon will receive severance pay, in the form of salary continuation, equal to twelve months of base salary, plus a prorated portion of his target bonus for 2021. He will also be eligible for eighteen months of COBRA reimbursement. Pursuant to the Transition and Retirement Agreement, Dr. McMahon will continue to serve as a consultant to the Company for twelve months following the Resignation Date in order to provide transition support. As a consultant, his equity awards will continue to vest through his service period.

On October 25, 2021, the Board appointed Julie Eastland as the Company’s President and Chief Executive Officer, effective

November 8, 2021. In this role, she will act as a principal executive officer of the Company. In connection with her appointment as President and Chief Executive Officer, Ms. Eastland and the Company entered into an offer letter agreement (the “Employment Agreement”) that provides for an initial annual base salary, a target annual bonus, a signing bonus, grant of stock options and performance-based restricted stock unit awards.

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

Overview

We are a clinical-stage immunotherapy company developing a novel class of T cell engagers that harness the power of the body’s immune system to treat patients suffering from cancer and other diseases. T cell engagers are engineered proteins that direct a patient’s own T cells to kill target cells that express specific proteins, or antigens, carried by the target cells. Using our proprietary platforms, TriTAC, ProTriTAC and our new platform, TriTAC-XR, we are developing a pipeline of novel T cell engagers, initially focused on the treatment of solid tumors and hematologic malignancies. In addition, to our product candidates utilizing our TriTAC technology, we have also nominated our first clinical candidate using our proprietary ProTriTAC platform, a prodrug version of our TriTAC platform, designed to expand the target space for T cell engagers and bring the TriTAC benefits to a broader number of patients.

TriTAC

We currently have four TriTAC product candidates in clinical development. HPN424 is in a Phase 1/2a clinical trial for the treatment of metastatic castration-resistant prostate cancer, or mCRPC. HPN536 is in a Phase 1/2a clinical trial for the treatment of ovarian cancer and other mesothelin-, or MSLN-, expressing solid tumors. HPN217 is in a Phase 1/2 clinical trial targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma. HPN328 is in a Phase 1/2 clinical trial targeting Delta-like canonical Notch ligand 3, or DLL3, for the treatment of small cell lung cancer, or SCLC, and other DLL3-expressing tumors.

On November 4, 2021, we announced presentations of two posters at the American Society of Hematology ("ASH") for HPN217, both on December 11, 2021, one detailing preclinical data and one presenting data from the Phase 1/2a clinical program.

We expect to provide a corporate update to our clinical programs and a review of our technology platforms by the end of 2021.

ProTriTAC

In May 2020, as a part of our pipeline update, we also presented advancements in our second platform, ProTriTAC, which was designed to expand the universe of addressable targets and indications for T cell engagers. We have nominated the first ProTriTAC clinical candidate, HPN601, with Investigational New Drug application, or IND, enabling studies underway, and we expect to provide additional development updates later this year. Our ProTriTAC platform applies a prodrug concept to create a therapeutic T cell engager that remains inactive until it reaches the tumor. ProTriTACs therefore have the potential for additional tumor specificity and enhanced safety profiles because they are designed to have limited interaction with their molecular targets in healthy tissue, allowing us to target tumor-associated antigens that may be more broadly expressed. When a ProTriTAC penetrates a tumor, tumor-associated proteases cleave off the blocking domain of the ProTriTAC, thereby enabling the engagement of T cells to subsequently kill tumor cells. This activation process also diminishes the half-life of the resulting T cell engager. If active molecules leave the tumor tissue, they are rapidly eliminated from the body, therefore further limiting the potential side effects in normal tissues.

Our first ProTriTAC candidate is currently in preclinical development. HPN601 targets EPCAM, which is expressed on variety of solid tumors. Our initial focus is expected to be in gastrointestinal cancers.

TriTAC-XR

On October 5, 2021, we announced a poster presentation at the Society for Immunotherapy of Cancer ("SITC") November 12, 2021, that will introduce preclinical data for our third technology platform, TriTAC-XR. TriTAC-XR is designed to minimize cytokine release syndrome by slowly releasing an active drug from an inactive prodrug, thus introducing an element of temporal control to TriTAC activation.

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

Since our inception, we have incurred significant net operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $16.9 million and $13.3 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $95.4 million and $38.6 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $263.2 million. Our primary use of cash is to fund net losses, operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

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
•
continue to invest in our technology platforms, including TriTAC, ProTriTAC and TriTAC-XR;
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

From October 2020 through September 30, 2021, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $5.8 million in net proceeds from the sale of shares of our common stock.

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

We will recognize revenue under the Development and Option Agreement as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. Accordingly, of the $30.0 million upfront payment received in 2019 and $50.0 million development milestone received in 2020, $4.5 million and $14.1 million of revenue was recognized for the three and nine months ended September 30, 2021, respectively, and as of September 30, 2021, we had $50.4 million of deferred revenue under the Development and Option Agreement.

Amended and Restated Discovery Collaboration Agreement

On August 16, 2021, we entered into Amendment No. 1 to the Amended and Restated Discovery Collaboration and License

Agreement (the "First Amendment"), with AbbVie, which amends the Amended and Restated Discovery Collaboration and License Agreement (as amended by the First Amendment, the "Restated Collaboration Agreement") entered on November 20, 2019, between us and AbbVie, which agreement amends and restates the Discovery Collaboration and License Agreement entered into between us and AbbVie, dated October 20, 2017 and amended April 3, 2019, or (the "Original Collaboration Agreement"). Pursuant to the First Amendment, the Company and Abbvie agreed to include the ProTriTAC technology within the Restated Collaboration Agreement. Pursuant to the Original Collaboration Agreement, we granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporate our proprietary TriTAC technology together with soluble TCRs provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Original Collaboration Agreement, AbbVie was allowed to designate up to two targets, which it selected in 2017 and 2019, respectively. Pursuant to the Restated Collaboration Agreement, AbbVie is permitted to designate two additional targets, with an option to select up to four additional targets, selected during a specified period following the effective date, to be the subject of activities under the collaboration, and is granted a worldwide, exclusive license under the Original Collaboration Agreement to develop and commercialize products that incorporate either the Company’s proprietary TriTAC, platform technology, or (pursuant to the First Amendment) the ProTriTAC technology, together with soluble T cell receptors (“TCRs”) (which may include products that incorporate antibodies provided by AbbVie or by the Company). During a period of up to four years following the date of AbbVie’s designation of each target for the products, and confirmation of target availability, we and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising our proprietary TriTAC or ProTriTAC technologies, in conjunction with the soluble TCR or antibody sequences directed at the agreed upon targets of interest. We may not, including through any third party, develop or commercialize any competing product that binds to any of the included targets. As was the case under the Original Collaboration Agreement, following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed in each Major Market (as defined in the Restated Collaboration Agreement).

In addition to the upfront payment of $17.0 million already paid under the Original Collaboration Agreement, we received an upfront payment of $20.0 million under the Restated Collaboration Agreement for AbbVie’s right to select two additional targets and an option to select up to four further targets. AbbVie will be required to make payments to us, upon target selection, of $10.0 million for each target, for up to four additional targets selected by AbbVie. For each of the up to eight targets selected, we are eligible to receive up to $300.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for licensed products indicated for human therapeutic or prophylactic use. We will also be eligible to receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of licensed products at percentages in the mid-single digits, subject to specified offsets and reductions. Royalties will be payable under the Restated Collaboration Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country or ten years following first commercial sale of such product in such country. If licensed products are developed and commercialized for diagnostic or veterinary use, or certain screening or monitoring uses, the parties have agreed to negotiate an appropriate reduction in the economic terms applicable to such non-therapeutic and prophylactic applications.

We recognized revenue under the Original Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $17.0 million upfront payment received in 2017, zero and $4.3 million of revenue was recognized for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we recognized the full $17.0 million upfront payment related to the initial two targets.

We will recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $20.0 million upfront payment received in 2019, zero and $0.9 million of revenue was recognized for the three and nine months ended September 30, 2021. As of September 30, 2021, we had $19.1 million of deferred revenue under the Restated Collaboration Agreement.

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

Results of Operations

Comparison of the Three and Nine Months ended September 30, 2021 and 2020

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
	(dollars in thousands)				(dollars in thousands)
Revenue:
Collaboration and license revenue	$4,484	$3,893	$591	15%	$19,329	$9,952	$9,377	94%
Total revenue	4,484	3,893	591	15%	19,329	9,952	9,377	94%
Operating expenses:
Research and development	16,973	13,057	3,916	30%	51,460	37,500	13,960	37%
General and administrative	4,186	4,428	(242)	-5%	13,125	12,286	839	7%
Litigation settlement	—	—	—	*	49,954	—	49,954	*
Total operating expenses	21,159	17,485	3,674	21%	114,539	49,786	64,753	130%
Loss from operations	(16,675)	(13,592)	3,083	23%	(95,210)	(39,834)	55,376	139%
Interest income, net	48	299	(251)	-84%	204	1,298	(1,094)	-84%
Other expense, net	(55)	(14)	41	-292%	(163)	(15)	149	*
Net loss	$(16,682)	$(13,307)	$3,375	25%	$(95,169)	$(38,550)	$56,618	147%

Revenue

Collaboration and license revenue increased by $0.6 million, or 15%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to $1.2 million of revenue recognized related to the Development and Option Agreement, for research and development services performed, offset by $0.7 million decrease in revenue recognized related to the Restated Collaboration agreement due to no services performed in the three months ended September 30, 2021 associated with the third target. Collaboration and license revenue increased by $9.4 million, or 94%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to $5.7 million of revenue recognized related to the Development and Option Agreement, for research and development services performed, and a $3.7 million increase in revenue recognized due to the delivery of the second target under the Restated Collaboration Agreement where all remaining deferred revenue associated with that target was recognized as we had no further continuing performance obligations.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Product and clinical development	$6,512	$5,036	$21,118	$14,758
Research and technology services	1,357	711	3,267	1,920
Laboratory supplies and equipment	601	673	1,834	1,841
Pharmacology services	317	77	700	607
Personnel-related	5,746	3,959	16,455	10,831
Facility and other allocated expenses	1,629	1,532	5,114	4,530
Consulting	811	1,069	2,972	3,013
Total research and development expenses	$16,973	$13,057	$51,460	$37,500

Research and development expenses increased by $3.9 million, or 30%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to a $2.3 million net increase in product and clinical development expense, research and technology services and pharmacology services due to continued development of our four product candidates, which included conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development, a $1.9 million increase in personnel-related and facility and other allocated expenses due to an increase in headcount, offset by a $0.3 million decrease in consulting fees.

Research and development expenses increased by $14.0 million, or 37%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to a $7.8 million net increase in product and clinical development expense, research and technology services and pharmacology services due to continued development of our four product candidates, which included conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development and a $6.2 million increase in personnel-related and facility and other allocated expenses due to an increase in headcount.

General and Administrative

General and administrative expenses decreased by $0.2 million, or 5%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily due to a $0.7 million decrease in legal fees related to Maverick Litigation incurred in the three months ended September 30, 2020 compared to the same period in 2021, offset by a $0.5 increase in personnel-related expenses due to an increase in headcount and other professional services to support our operations as a public company.

General and administrative expenses increased by $0.8 million, or 7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to a $1.6 million increase in personnel-related expenses due to an increase in headcount and other professional services to support our operations as a public company, offset by a $0.8 million decrease in legal fees primarily attributable to higher Maverick Litigation legal fees incurred in the nine months ended September 30, 2020 compared to the same period in 2021.

Litigation Settlement

Litigation settlement for the nine months ended September 30, 2021, was $50.0 million. On April 23, 2021, following a damages phase, the Delaware Chancery Court issued a memorandum opinion awarding Millennium Therapeutics, Inc. $38.2 million in damages, plus pre-judgment interest. On May 5, 2021, we paid the full amount of damages awarded by the Court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021. See Note 6 Commitments and Contingencies to our condensed financial statements included elsewhere in this report.

Interest Income, net

Interest income decreased by $0.3 million, or 84%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily due to lower interest rate yields on cash, money-market and marketable securities balances and higher amortization of premiums associated marketable securities purchases.

Interest income decreased by $1.1 million, or 84%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily due to lower interest rate yields on cash, money-market and marketable securities balances and higher amortization of premiums associated marketable securities purchases.

Liquidity and Capital Resources

Liquidity

Since our inception and through September 30, 2021, we have financed our operations primarily through proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of common stock, and upfront payments received by us from our collaboration and license agreements. As of September 30, 2021, we had $154.2 million in cash, cash equivalents and marketable securities, an accumulated deficit of $263.2 million and working capital of $100.8 million.

In January 2021, we sold an aggregate 6,764,704 shares of our common stock for $107.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs.

From October 2020 through September 30, 2021, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $5.8 million in net proceeds from the sale of shares of our common stock.

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

In March 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which we may offer and sell, from time to time at our sole discretion through Cantor Fitzgerald, as our sales agent, shares of our common stock having an aggregate offering price of up to $75.0 million. Cantor Fitzgerald may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market or on any other existing trading market for our common stock. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-237175). We will pay Cantor Fitzgerald a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Cantor Fitzgerald under the Sales Agreement. Through September 30, 2021, we had sold a total of 330,222 shares of our common stock under the Sales Agreement, resulting in aggregate net proceeds of $5.8 million. We have approximately $69.0 million of the maximum aggregate offering price of $75.0 million remaining.

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

Cash Flows

	For the Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(105,321)	$6,551
Investing activities	15,668	(74,071)
Financing activities	111,476	1,435
Net increase (decrease) in cash, cash equivalents, and restricted cash	$21,823	$(66,085)

Cash Flows from Operating Activities

During the nine months ended September 30, 2021, cash used in operating activities was $105.3 million, which consisted of a net loss of $95.2 million and a net change of $20.7 million in our net operating assets and liabilities, partially offset by $10.6 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $6.8 million, depreciation and amortization of $1.6 million, net amortization of premiums and accretion of discounts on marketable securities of $1.9 million and amortization of operating right-of-use lease asset of $0.3 million. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $19.3 million resulting from the recognition of revenue related to the AbbVie Restated Collaboration Agreement and the Development Option Agreement, a decrease of $1.0 million in operating lease obligations, which was offset by an increase in accrued liabilities of $0.2 million related to timing of research and development activities, a net increase in prepaid expenses and other assets of $0.7 million resulting from the timing of payments made for operating costs to support our operations as a public company, including director and officers liability insurance policies, and timing for ongoing research and development activities.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2021, cash provided by investing activities of $15.7 million was primarily related to net maturities and purchases of marketable securities.

During the nine months ended September 30, 2020, cash used in investing activities of $74.1 million was primarily related to net purchases of $73.5 million from proceeds from maturities of marketable securities and purchases of property and equipment of $0.6 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities of $111.5 million was primarily from $107.6 million in net proceeds from the follow-on offering completed in January 2021, $2.8 million in net proceeds from the sale of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald through September 30, 2021, $0.5 million in proceeds from the exercise of common stock options and $0.6 million from purchases of our common stock under our 2019 ESPP.

During the nine months ended September 30, 2020, cash provided by financing activities of $1.4 million was primarily from $0.9 million in proceeds from the exercise of common stock options and $0.5 million proceeds from purchases of our common stock under our 2019 ESPP.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the three and nine months ended September 30, 2021 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 10, 2021.

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

There have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2021 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 10, 2021.

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

Inflation fluctuation risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2021 and September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, including the related stay-at-home and shelter-in-place orders mandated by state and local governments in which we operate, many of our personnel and contractors, including those responsible for financial reporting, have been working remotely since March 2020. As part of our Company’s transition to a temporary remote workforce, we took precautionary actions to re-evaluate our financial reporting process to provide assurance that we could report our financial results accurately and timely. We will continue to monitor and assess new potential impacts of COVID-19, including those related to any stay-at-home and shelter-in-place requirements, on the design and operating effectiveness of our internal controls going forward.

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

Our TriTAC, ProTriTAC and TriTAC-XR platforms are unproven, novel classes of T cell engagers and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.

We have not received regulatory approval for a TriTAC, ProTriTAC or TriTAC-XR product candidates. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone or in combination with other therapies. In addition, our TriTACs, ProTriTACs and TriTAC-XRs may have different effectiveness rates in various indications. Our approach involves using biologics to improve efficacy against solid tumors, which is unproven and may not be successful. Further, our TriTAC, ProTriTAC and TriTAC-XR technology could have less efficacy in tumor types with fewer T cells, such as pancreatic cancer. While we believe TriTAC, ProTriTAC and TriTAC-XR T cell engagers will demonstrate potent single-agent activity and therapeutic effect, immunotherapy companies and standard of care continue to evolve toward the use of combination therapies and we may be unsuccessful in developing any of our product candidates as monotherapies. With our TriTAC, ProTriTAC and TriTAC-XR platforms, we have designed T cell engagers that incorporate the strengths of BiTEs and improve upon their critical shortcomings. However, only one BiTE (Amgen’s Blincyto) has been approved for the treatment of cancer, and leveraging BiTE technology may not result in approved therapies or be as successful as other forms of therapies. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of our TriTACs, ProTriTACs or TriTAC-XRs which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates.

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

We may not be successful in our efforts to use and expand our technology platforms, including TriTAC, ProTriTAC and TriTAC-XR, to build a pipeline of product candidates.

A key element of our strategy is to use and expand our technology platforms, including TriTAC, ProTriTAC and TriTAC-XR, to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of different types of diseases. Although our research and development efforts to date have resulted in a pipeline of product candidates directed at various cancers, we may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenues in future periods, which could result in significant harm to our financial position and adversely affect our share price.

Risks Related to Our Financial Condition and Need for Additional Capital

We are an early clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $16.7 million and $95.2 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated losses of $263.2 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

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
•
seek to enhance our TriTAC, ProTriTAC and TriTAC-XR platforms and discover and develop additional product candidates;
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

We have financed our operations to date primarily through payments received under collaboration and licensing agreements, the sale of capital stock, most recently from our follow on offering, that was completed in January 2021. We have devoted a significant portion of our financial resources and efforts to developing our TriTAC, ProTriTAC and TriTAC-XR platforms, identifying potential product candidates, conducting preclinical studies of a variety of product candidates, and preparing for and conducting clinical trials of product candidates. We are in the early stages of development of our product candidates, and we have not completed development and commercialization of any TriTAC, ProTriTAC or TriTAC-XR product candidate.

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

Healthcare providers, healthcare facilities and institutions, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, healthcare facilities and institutions, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that affect our ability to operate include, but are not limited to, the following:

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

•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other transfers of value to physicians, (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, and, beginning in 2022, will require applicable manufacturers to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives;
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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations. In addition, Congress is considering additional health reform measures, such as capping the costs for prescription drugs covered by Medicare Part D and setting the annual out-of-pocket limit at $2,000 beginning in 2024, as part of the budget reconciliation process.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example,

CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

In the ordinary course of business, we process personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, and data we collect about clinical trial participants in connection with clinical trials. As a result, we, our service providers and any collaborators are or may become subject to or affected by federal, state and foreign laws, regulations, and regulatory guidance; policies; contracts; and other obligations relating to data privacy and security or that govern the collection, use, disclosure, processing, retention, storage, transfer, destruction, and security of personal information. The global data protection landscape is rapidly evolving, is subject to differing interpretations and could result in conflicting compliance obligations among various jurisdictions. We are likely to expend significant capital and other resources to comply with applicable privacy and data security obligations both inside and outside the United States. Compliance with federal, state, and foreign data protection laws and regulations and other data protection obligations could require us to take on more onerous obligations in our contracts, increase our costs of legal compliance, restrict our ability to collect, use and disclose personal information, or in some cases, impact our or our service providers’ or collaborators’ ability to operate in certain jurisdictions. Failure or perceived failure to comply with our data protection obligations could result in government enforcement actions (which could include civil, criminal and administrative penalties), investigations, private litigation, other liabilities and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. If we, our service providers or any collaborators fail to comply with applicable foreign, federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any collaborators’ ability to seek to commercialize our clinical candidates. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

In the United States, numerous federal as well as state laws and regulations, including federal and state privacy laws (including those related to health), state data breach notification laws, and federal as well as state consumer protection laws may apply to our operations or the operations of others upon whom we rely. These laws and regulations may include the following: the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, and the California Consumer Privacy Act of 2018, or the CCPA. The CCPA, which became effective on January 1, 2020, in part, gives California residents rights to their personal information and provides California residents with the ability to opt out of the sale of personal information. The CCPA authorizes private lawsuits to recover statutory damages for data breaches that is expected to increase data breach litigation. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is expected that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes operative. It is expected that the CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal information. As we expand our operations, these and similar laws may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. For example, other states (such as Colorado and Virginia) have passed data privacy laws.

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

Most healthcare providers in the United States, including research institutions from which we or our collaborators obtain clinical trial participant health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. Any person may be prosecuted for alleged HIPAA’s violations either directly or indirectly such as under aiding-and-abetting or conspiracy principles. Further, depending on the facts and circumstances, we could face substantial civil and criminal penalties and liabilities if we violate HIPAA. In addition, we may be subject to other foreign and domestic (including state) laws that may require notification to affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the individually identifiable health information protected by HIPAA.

Our operations may also be subject to increased scrutiny or attention from foreign data protection authorities. Our clinical trial programs and research collaborations outside the United States may implicate foreign data protection laws, including in Europe. Many countries have established, or are in the process of establishing, privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors may need to comply. For example, the EU’s General Data Protection Regulation, or GDPR, went into effect in May 2018 and introduces strict requirements for processing the personal information of individuals located in the European Economic Area, or EEA, including clinical trial data. It also has significant penalties for non-compliance. The processing of sensitive personal information, such as health information, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. The GDPR and similar laws increase our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal information to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators. If our privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement actions that require us to change the way we use personal information, prohibitions on use of personal information and/or fines of up to 20.0 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. In addition to statutory enforcement, a personal information breach can lead to negative publicity and a potential loss of business.

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe,

including the European Economic Area, or EEA, United Kingdom and Switzerland, or collectively Europe, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. We are subject to evolving European laws on data exports, as we may transfer personal information from Europe to other jurisdictions. One of the primary safeguards allowing that allowed U.S. companies to import personal information from Europe had been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield. The same CJEU decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses. In addition, the Swiss Federal Data Protection and Information Commissioner opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe. Inability to import personal information from Europe to the United States may limit our ability to conduct clinical trials activities in Europe, limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws, and require us to increase our data processing capabilities in Europe at significant expense. In June 2021, the European Commission adopted new Standard Contractual Clauses under the GDPR for transfers of personal data outside the EEA to countries that the European Commission has not deemed to provide an adequate level of protection for such personal data. If we elect to rely on the new Standard Contractual Clauses for personal data transfers out of Europe, we may be required to expend significant resources to update our contractual arrangements and to meet the obligations the new Standard Contractual Clauses impose; for example, we may be required to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. Due to potential legal challenges, there is uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal information out of the EEA. Moreover, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

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

Risks Related to Our Business Operations

Manufacturing our TriTAC, ProTriTAC and TriTAC-XR product candidates is complex. We and our third-party manufacturers may encounter difficulties in production. If we encounter any such difficulties, our ability to supply our product candidates for clinical trials or, if approved, for commercial sale could be delayed or halted entirely.

The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. All of our TriTACs, ProTriTACs and TriTAC-XR are manufactured from a vial of a master cell bank of that antibody’s production cell line. We have or intend to have one master cell bank for each TriTAC, ProTriTAC and TriTAC-XR, that was or will be produced and tested in accordance with current good manufacturing practice, or cGMP, and applicable regulations. Each master cell bank is or will be stored in two independent locations, and we intend to produce working cell banks for each product candidate later in product development. It is possible that we could lose multiple cell banks from multiple locations and have our manufacturing severely impacted by the need to replace the cell banks. However, we believe we have adequate backup should any particular cell bank be lost in a catastrophic event. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications as a result of defects or storage over an extended period of time, undertake costly remediation efforts or seek more costly manufacturing alternatives.

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

We are still assessing the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material adverse impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on March 16, 2020, San Mateo County issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Our primary operations are located in South San Francisco, located in San Mateo County. As a result of such county and California state orders, we have closed our executive offices, substantially all of our employees are currently telecommuting, and we have limited the number of staff in our laboratory, which may impact certain of our operations over the near term and long term. As of September 30, 2021, we have not experienced any material delays or significant financial impacts directly related to the pandemic but have experienced some minor disruptions to clinical operations, including patient enrollment in some of our clinical trials.

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

We recently appointed a new President and Chief Executive Officer. Resignations of executive officers may cause disruption in our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. During the transition periods, there may be uncertainty among investors, employees and others concerning our future direction and performance.

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

As of October 31, 2021, we had 92 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our TriTAC, ProTriTAC and TriTAC-XR platforms rely on third parties for the biological materials used in testing and qualifying our products. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business. Although we have control processes and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. Improper storage of these materials, by us or any third-party suppliers, may require us to destroy some of our biological raw materials or product candidates.

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

We do not currently own or operate any manufacturing facilities, nor do we have any in-house manufacturing experience or personnel. We rely on and expect to continue to rely on third-party contract manufacturing organizations, or CMOs, for the supply of current good manufacturing practice-grade, or cGMP-grade, clinical trial materials and commercial quantities of our product candidates and products, if approved. Reliance on third-party providers may expose us to more risk than if we were to manufacture product candidates ourselves. The facilities used by our contract manufacturers to manufacture our commercial products must be approved by the FDA or other global regulatory authorities pursuant to inspections that will be conducted after we submit our marketing authorization application or BLA to the relevant agency. We have limited control over the manufacturing process of, and beyond contractual terms, we are completely dependent on our contract manufacturing partners for compliance with cGMP for the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of global regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to delay the manufacturing of our product candidates or approved products, which would adversely affect our business and reputation. Furthermore, third-party providers may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement because of their own financial difficulties or business priorities, at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate replacement or another acceptable service provider in time, our clinical trials could be delayed or our commercial activities could be harmed. In addition, the fact that we are dependent on our collaborators, our suppliers and other third parties for the manufacture, filling, storage and distribution of our product candidates means that we are subject to the risk that the products may have manufacturing defects that would prevent the sale of these products to global markets. The inability to sell our products containing such defects could adversely affect our business, financial condition and results of operations.

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

Risks Related to Intellectual Property and Information Technology

We rely on patents and other intellectual property rights to protect our technology, including product candidates and our TriTAC, ProTriTAC and TriTAC-XR platforms, the enforcement, defense and maintenance of which may be challenging and costly. Failure to enforce or protect these rights adequately could harm our ability to compete and impair our business.

Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property rights for technology related to our TriTAC, ProTriTAC and TriTAC-XR platforms, including, but not limited to, our product candidates, methods used to manufacture those product candidates, formulations thereof and the methods for treating patients using those product candidates. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. Failure to protect or to obtain, maintain or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our product candidates.

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

We may become involved in lawsuits to protect or enforce our issued patents relating to one or more of our product candidates or our TriTAC, ProTriTAC and TriTAC-XR platforms, which could ultimately render our patents invalid or unenforceable and adversely affect our competitive position.

Competitors may infringe our patents or other intellectual property that relate to our TriTAC, ProTriTAC and TriTAC-XR platforms and product candidates, their respective methods of use, manufacture and formulations thereof. To protect our competitive position and counter infringement or unauthorized use, we may from time to time need to resort to litigation to enforce or defend any patents or other intellectual property rights owned by us by filing infringement claims. As enforcement of intellectual property rights is difficult, unpredictable and expensive, we may fail in enforcing our rights—in which case our competitors may be permitted to use our technology without being required to pay us any license fees. In addition, litigation involving our patents carries the risk that one or more of our patents will be held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize our product candidates or methods, or our TriTAC, ProTriTAC and TriTAC-XR platforms, and then compete directly with us, without payment to us.

If we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or methods, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States or in certain jurisdictions in Europe, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office, or made a misleading statement, during prosecution. Third parties may also raise similar invalidity and/or unenforceability claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include inter partes review, ex parte re-examination and post grant review in the United States, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our technologies, product candidates, methods or certain aspects of our TriTAC, ProTriTAC and TriTAC-XR platforms. Such a loss of patent protection could have a material adverse impact on our business.

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

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties. Instead, we may conclude that even if a third party is infringing our issued patents relating to our TriTAC, ProTriTAC and TriTAC-XR platforms and/or product candidates, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of us or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

We may fail to identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop our TriTAC, ProTriTAC and TriTAC-XR platforms and product candidates.

We cannot guarantee that our operations and activities do not, or will not in the future, infringe existing or future patents. We also cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to our TriTAC, ProTriTAC and TriTAC-XR platforms or necessary for the commercialization of our product candidates in any jurisdiction.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our methods or product candidates or elements thereof, our manufacture or uses relevant to our development plans, our product candidates, or other attributes of our product candidates or our TriTAC, ProTriTAC and TriTAC-XR platforms. In such cases, we may not be in a position to develop or commercialize product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, which can be expensive and time consuming, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms.

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

We currently have rights to the intellectual property, including patent applications relating to our TriTAC, ProTriTAC and TriTAC-XR platforms and our product candidates. From time to time, we may be required to license technologies relating to our therapeutic research programs from additional third parties to further develop or commercialize our platform technologies and product candidates. Similarly, the targets of our product candidates have also been the subject of research by many companies that have filed patent applications or have patents related to such targets and therapeutic methods relating to those targets. There can be no assurance any such patents will not be asserted against us or that we will not need to seek licenses from such third parties. We may not be able to secure such licenses on acceptable terms, if at all, and any such litigation would be costly and time-consuming.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in February 2019 at a price of

$14.00 per share, the reported low and high sales prices of our common stock through October 31, 2021 has ranged from $6.12 to $25.24, respectively.

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

As of October 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 42.7% of our outstanding voting stock. While these stockholders collectively own less than a majority of our voting stock, these stockholders will nevertheless continue to have significant influence over matters requiring stockholder approval. Therefore, these stockholders will have the ability to influence us through this ownership position. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business, particularly during the COVID-19 pandemic. We also rely on third parties and their information technology systems. Despite the implementation of security measures, our recovery systems, security protocols, network protection mechanisms and other security measures and those of our current or future CROs or other contractors and consultants are vulnerable to system failure, interruption, compromise or damage from data corruption, breakdown, computer hacking, malicious code (such as computer viruses or worms), fraudulent activity, employee misconduct, theft, or error, denial-of-service attacks (such as credential stuffing), telecommunication and electrical failures, natural disasters, public health epidemics, such as the COVID-19 pandemic, currently impacting multiple jurisdictions worldwide, including the United States, cyber-attacks by sophisticated nation-state and nation-state supported actors, or other system attacks, disruption, or accidents. Similarly, ransomware attacks, including those perpetrated by organized criminal actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impacts of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Due to the COVID-19 pandemic and our remote workforce, there exists an increased risk to our information technology assets and data. We receive, generate and store significant and increasing volumes of personal (including health), confidential and proprietary information. There can be no assurance that we, or our collaborators, CROs, third-party vendors, contractors, consultants and others, will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all break-downs, service interruptions, attacks or breaches. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure.

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

The Tax Act, which was enacted on December 22, 2017, significantly amended the Code. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act, enacted in March 2020, modified a number of provisions of the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act, as amended by the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. For example, proposals have recently been made in Congress (which have not yet been enacted) to increase the federal income tax rate applicable to corporate income and make other tax law changes affecting corporations. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, or the CARES Act, or any newly enacted federal tax legislation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1¥*	Asset Transfer Agreement by and between the Registrant and Maverick Therapeutics, Inc., dated as of December 30, 2016, as amended	S-1	333-229040	2.1	1/29/2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-3880	3.1	8/5/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-3880	3.2	2/13/2019

10.1#	Amendment No. 1 to Amended and Restated Discovery Collaboration and License Agreement by and between the Registrant and AbbVie, Inc., dated as of August 16, 2021					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Definition Linkbase Document

101.DEF	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

# Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted material is of the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2021

HARPOON THERAPEUTICS, INC.

By:	/s/ Julie Eastland
Julie Eastland President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer (Principal Financial and Accounting Officer)