Form 10-K
period 2021-12-31
Harpoon Therapeutics, Inc.
filed 2022-03-10
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021, was $263,042,761.

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of February 28, 2022 was 32,961,664.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the 2022 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the timing of the initiation, progress and expected results of our preclinical studies, clinical trials and our research and development programs, as affected by various factors, including patient enrollment, rate of dose escalation and available drug supply, including impacts on the manufacturing supply chain due to the COVID-19 pandemic;
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
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our technology platforms, including TriTAC, ProTriTAC and TriTAC-XR, and our product candidates, including the projected terms of patent protection;
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
•
our financial performance;
•
the potential effects of the COVID-19 pandemic on our business and operations, including impacts on the manufacturing supply chain, results of operations and financial performance; and
•
developments relating to our competitors and our industry, including competing therapies.

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

•
All of our product candidates are in preclinical or early-stage clinical development. Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of our product candidates are prolonged or delayed, we or any collaborators may be unable to obtain required regulatory approvals, and therefore may be unable to commercialize our product candidates on a timely basis or at all.
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
•
We may not have sufficient supply of HPN328, which could temporarily delay generating additional dose escalation data in that program.
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

•
The development and commercialization of biopharmaceutical products is subject to extensive regulation, and the regulatory approval processes of the United States Food and Drug Administration, or FDA, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis if at all, our business will be substantially harmed.
•
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenues or profits; increases in the costs of our products; reductions in the use or adoption of our products; and other adverse business consequences.

Please refer to the section titled “Risk Factors” below for additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face.

PART I

Item 1. Business.

Overview

We are a clinical-stage immunotherapy company developing a novel class of T cell engagers that harness the power of the body’s immune system to treat patients suffering from cancer and other diseases. T cell engagers are engineered proteins that direct a patient’s own T cells to kill target cells that express specific proteins, or antigens, carried by the target cells. We are developing a pipeline of novel T cell engagers using our proprietary TriTACs, initially focused on the treatment of solid tumors and hematologic malignancies. We have nominated our first clinical candidate using our proprietary ProTriTAC platform, a prodrug version of our TriTAC platform, designed to expand the target space for T cell engagers and bring the benefits of TriTACs to a broader number of patients. We also recently introduced our TriTAC-XR platform, which is designed to minimize cytokine release syndrome by releasing an active drug from an inactive prodrug, thus introducing an element of temporal control to TriTAC activation.

A summary of our TriTAC product candidates are as follows:

•
HPN328, currently in a Phase 1/2 clinical trial for the treatment of small cell lung cancer, or SCLC, and other DLL3-expressing tumors. In March 2022, we received orphan drug designation for the treatment of SCLC. We plan to present initial interim clinical data in 2022. We intend to identify a recommended Phase 2 dose by the end of 2022.

•
HPN217, currently in a Phase 1/2 clinical trial targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma, and the subject of a Development and Option Agreement with AbbVie Biotechnology Ltd., or AbbVie. Under our agreement with AbbVie, we are responsible for conducting the Phase 1/2 clinical trial of HPN217 and we have already received an upfront payment of $30 million and a development milestone payment of $50 million, as we dosed our first patient in the Phase 1/2 clinical trial of HPN217 in April 2020. Additionally, we are eligible to receive future payments totaling up to $430 million upon AbbVie’s exercise of an exclusive license option and achievement of certain development, regulatory, and commercial milestones, in addition to receipt of royalties on commercial sales. In January 2021, HPN217 received orphan drug designation for the treatment of multiple myeloma. In March 2022, HPN217 received fast track designation for the treatment of relapsed, refractory multiple myeloma. We intend to identify a recommended Phase 2 dose for an expansion phase in the first half of 2022.

•
HPN536, currently in the dose-escalation portion of a Phase 1/2a clinical trial for the treatment of ovarian and pancreatic cancers and other mesothelin-, or MSLN-, expressing solid tumors.

•
On March 10, 2022, we announced the discontinuation of our clinical development program for HPN424, our PSMA-targeting TriTAC, and will prioritize our resources to our other clinical programs for the remainder of 2022. We have explored HPN424 in the dose-escalation portion of a Phase 1/2a clinical trial for the treatment of metastatic castration-resistant prostate cancer, or mCRPC, seeing modest activity with a tolerability profile that has been challenging. We will continue to treat and support those patients that remain on study for the course of their therapy.

A summary of our ProTriTAC product candidate is as follows:

•
HPN601, currently in preclinical development, is the first drug candidate from the ProTriTAC platform. HPN601 targets the epithelial cell adhesion molecule, or EpCAM, and is being developed for the treatment of multiple solid tumor indications. We plan to submit an IND for HPN601 as well as identify a second IND candidate from the ProTriTAC platform by the end of 2022.

Nomination of an IND candidate from our TriTAC-XR platform is expected in the second half of 2022.

Our TriTACs are designed to advance the therapeutic potential of T cell engagers, a therapeutic approach with an established and proven mechanism of action. We developed our proprietary TriTAC platform to incorporate the strengths of proven, commercially-available T cell engagers and improve upon their critical shortcomings, such as a short half-life. We believe our TriTAC platform offers the following features for the discovery and development of novel immunotherapies to treat a wide array of diseases, including cancer:

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
•
Extended Half-Life and Stability. We designed TriTACs to be stable in the bloodstream and to have a long-serum half-life in order to achieve efficacy without requiring the continuous IV administration that is a limiting requirement of other T cell engagers.
•
Small Size and Tissue Penetration. TriTACs are small in size, and we believe this is critical for their efficient penetration of, and diffusion within, solid tumors.
•
Modularity. The TriTAC structure is modular and its antigen binding domain can easily be switched out to enable the rapid discovery and development of new TriTAC product candidates across a wide variety of targets.
•
Safety Design Elements. We designed TriTACs to enable T cell engagement while minimizing off-target toxicity and the potential for cytokine release syndrome, or CRS, which is a potentially lethal reaction of the body to the hypersecretion of inflammatory cytokines.
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

In addition, in November 2019, we expanded our existing collaboration with AbbVie by entering into an Amended and Restated Discovery Collaboration and License Agreement, or the Restated Collaboration Agreement. The Restated Collaboration Agreement, amends and restates the Discovery Collaboration and License Agreement we had entered into with AbbVie in October 2017, or the Original Collaboration Agreement. The expansion of the collaboration grants to AbbVie the right to select two further targets and an option to select up to four further targets, in addition to the two targets previously selected by AbbVie under the Collaboration Agreement. Consistent with the Collaboration Agreement, we and AbbVie will conduct certain initial research and discovery activities for each designated target, after which AbbVie will be solely responsible for further development and commercialization efforts. We have received a total of $37 million of upfront payments under this collaboration to date.

COVID-19 Impact

Our assessment to date continues to support that we have not experienced any material delays or significant financial impacts directly related to the pandemic other than some minor disruptions to clinical operations, including some disruptions in our manufacturing supply chain that affected and may continue to affect our drug supply, patient enrollment in some of our clinical trials and delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for due to limited staff at our clinical trial sites. We will continue to monitor the overall impact of the COVID-19 pandemic on our business, assets and operations, including our personnel, programs, expected timelines, expenses, third-party contract manufacturing, contract research organizations, supply chain and clinical trials.

While we are currently continuing our clinical trials we have underway in sites in the United States, the United Kingdom, and Europe, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials, as a result of potential delays or difficulties in enrolling or assessing patients in our clinical trials, clinical site initiation, diversion of healthcare resources away from the conduct of clinical trials, interruption of key clinical trial activities, disruptions in our manufacturing supply chain that affected and may continue to affect our drug supply, among other factors. We could also see an impact on our ability to interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority, personnel resources or otherwise. In addition, in response to the ongoing spread of COVID-19, we have established testing protocols for personnel access to our headquarter offices and laboratory. The effects of the COVID-19 pandemic could adversely impact our business, assets, operations and clinical trials, particularly if the COVID-19 pandemic continues and persists for an extended period of time. See “Risk factors—Our business could be adversely affected by the effects of health epidemics, including the recent outbreak of the COVID-19 pandemic. The COVID-19 pandemic is ongoing in many parts of the world and may result in significant disruptions which could materially affect our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites.” for more information regarding the potential impact of the COVID-19 pandemic on our business and operations. We continue to actively monitor this situation and the possible effects on our business and operations

Our Pipeline

We are leveraging our proprietary TriTAC, ProTriTAC and TriTAC-XR platforms to discover and develop product candidates to treat cancer and other diseases. The following table summarizes key information about our product candidates to date, all of which were developed using our TriTAC platform. We own the intellectual property rights to our TriTAC, ProTriTAC and TriTAC-XR platforms and the underlying critical components of our product candidates.

Program
Indications
Stage of Development
Preclinical
Phase 1
Phase 2
Phase 3
HPN328
(DLL3)
Small Cell Lung Cancer &
Other Tumors
HPN217
(BCMA)
Multiple Myeloma
HPN536
(MSLN)
Ovarian, Pancreatic & Other
Solid Tumors
HPN601
(EpCAM)
Multiple Solid Tumors
Discovery
TriTAC
Oncology
ProTriTAC
Oncology
TriTAC-XR
Oncology/
Non-Oncology
TriTAC
ProTriTAC
TriTAC-XR

Our Strategy

Our strategy is to harness innovations in immunotherapy and protein engineering to rapidly advance our novel TriTAC product candidates through clinical development, regulatory approval and commercialization, with an initial focus on cancer. This strategy encompasses the following key elements:

•
Advance our TriTAC product candidates directed at clinically validated targets from discovery through clinical development and regulatory approval. We have developed a robust and efficient internal research effort that is focused on advancing a portfolio of therapeutic product candidates from initial discovery through clinical development, and ultimately, to treat patients suffering from cancer. We currently have discovered and advanced three product candidates to the clinic, to treat solid and hematologic malignancies. These programs are directed against targets that are both clinically validated and which are ideally suited for our TriTAC platform due to limited expression on healthy tissue.
•
Expand the pipeline of oncology candidates for our TriTAC, ProTriTAC and TriTAC-XR technology platforms and develop other novel platforms. Our current research efforts are focused on evaluating potential new product candidates based on our TriTAC technology. In addition, we are actively exploring new technologies, which may improve the safety of certain therapeutic approaches or expand our ability to address therapeutic targets with increased specificity to diseased tissues.
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

T cell
Tumor cell

Our TriTAC Product Candidates

HPN328: DLL3-Targeting TriTAC

We are developing HPN328 for the treatment of SCLC and other neuroendocrine tumors associated with DLL3 expression. DLL3 is a protein highly expressed in a majority of SCLC tumors and cancer stem cells, but not expressed in normal tissue. This selective expression makes DLL3 an attractive drug target for T cell engagers. In January 2021, we announced that the first patient had been dosed with HPN328 in a Phase 1/2 clinical trial as an investigational treatment of SCLC and other tumors associated with DLL3 expression. In December 2021, we provided a clinical update on our ongoing Phase 1/2 clinical trial. As of the December 2, 2021 data-cutoff date, 15 patients had been enrolled in dose cohorts ranging from 15 µg to 7200 µg per week in both fixed and step dose cohorts administered once weekly by intravenous infusion. Fifteen patients with a median of 2 lines (range 1 to 5) of prior therapy have been enrolled and eligible patients include small cell lung cancer patients who have relapsed after platinum chemotherapy and patients with other malignancies with high grade neuroendocrine tumors associated with DLL3 expression. HPN328 has been well tolerated with Grade 1-2 CRS reported in 33% of patients. No dose-limiting toxicities, or DLTs, were observed and a maximum tolerated dose, or MTD, has not been reached. Among four patients with small cell lung cancer receiving the two highest doses tested to date, 1215 µg fixed dose and 3600-7200 µg step dose, three had target lesion reduction, including one confirmed response evaluation criteria in solid tumors, or RECIST, partial response or cPR. The patient with a cPR experienced a target lesion reduction of 53% at week 10. In March 2022, we received orphan drug designation for the treatment of SCLC. We plan to present initial interim clinical data in 2022. We intend to identify a recommended Phase 2 dose by the end of 2022.

Market Opportunity

Approximately 30,000 patients are diagnosed with SCLC annually in the United States, representing 10-15% of lung cancer diagnoses. The five-year relative survival rate for patients with Stage I, II, III and IV SCLC is approximately 31%, 19%, 8% and 2%, respectively. T cell targeting checkpoint inhibitors, such as Tecentriq and Imfinzi, have been approved for use in SCLC patients, supporting immunotherapy as a new treatment alternative for SCLC. We believe there is still a significant unmet need remains for new therapies for these patients.

Preclinical Data

In October 2019, we presented data on HPN328 for the treatment of SCLC at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. Pharmacokinetic data indicate that HPN328 was well-tolerated in cynomolgus monkeys at 1 and 10 mg/kg and support the potential for once weekly dosing. When administered to mice bearing human SCLC xenografts and human T cells, HPN328 eradicated the tumors.

HPN217: BCMA-Targeting TriTAC

We are developing HPN217 for the treatment of multiple myeloma. HPN217 targets BCMA, a clinically validated target. BCMA is a tumor necrosis factor receptor super family member and is a receptor protein expressed on nearly all multiple myeloma cells. Early data from CAR-T and ADC have clinically validated the target.

In December 2021, we announced the interim results of ongoing Phase 1/2 clinical trial of HPN217. As of the November 10, 2021 data cut-off date, 37 patients have been treated in ten cohorts with fixed doses ranging from 5 to 2860 µg/week or a step dosing regimen of 1620 µg priming dose followed by a 3240 µg/week target dose. Premedication to minimize CRS includes dexamethasone and other standard therapies. Enrolled patients had a median of 7 prior therapies. The most frequent treatment-emergent adverse events, or TEAEs, occurring in greater than 20% were anemia (17 patients or 46%), fatigue (12 patients or 32%), and transient CRS (nine patients or 24%), No grade 3 or higher CRS was reported and one dose limiting toxicity, or DLT, was reported, grade 4 AST, which resolved. MTD has not been reached.

Clinical benefit was observed in the patients receiving higher doses. In eight disease evaluable patients enrolled at 2150 µg/week, an overall response rate, or ORR, of 63% was reported (five out of eight patients) consisting of one stringent CR, one very good partial response, or VGPR, and three partial responses, or PRs, including one patient with prior BCMA-targeting therapy exposure. The disease control rate, or DCR, was 88% based on seven out of eight patients. For the 2860 µg/week cohort consisting of five evaluable patients, the ORR was two out of five (40%) including a VGPR (previously reported as an unconfirmed CR), with a DCR of 60%. As of the November 10, 2021 data cutoff, all responders remained on study treatment.

HPN217 demonstrated a dose proportional increase in Cmax and area under the curve, or AUC, with a median serum half-life of 74 hours (range of 38 – 197 hours), confirming half-life extension. Half-life, clearance rate, and volume of distribution were dose-independent, suggesting linear PK kinetics. Pharmacodynamic analysis shows a dose-dependent, transient increase in serum cytokines and chemokines (IL-6, IL-8, IL-10, TNFα).

In January 2021, HPN217 received orphan drug designation for the treatment of multiple myeloma. In March 2022, HPN217 received fast track designation for the treatment of relapsed, refractory multiple myeloma. Patients continue to be enrolled in the escalation phase of the trial, with a goal to identify a recommended Phase 2 dose for an expansion phase by end of 2022.

In November 2019, we entered into an exclusive worldwide Development and Option Agreement with AbbVie for HPN217. Under the terms of the agreement, we granted to AbbVie an option to license worldwide exclusive rights to HPN217. We will be responsible for agreed-upon development activities of HPN217 through an initial Phase 1/2 clinical trial. Upon exercise of the option, AbbVie will be responsible for all future clinical development, manufacturing and commercialization activities. AbbVie may exercise its license option at any time during a period commencing on the effective date of the agreement and expiring after a specified period following delivery by us of a specified data package arising from the first Phase 1/2 trial for the HPN217 Products. AbbVie paid an upfront payment of $30 million and a development milestone payment of $50 million triggered upon dosing the first patient in the Phase 1/2 clinical trial within a specified time period. If AbbVie exercises its option, AbbVie will pay us an option exercise fee of $200 million, and potential future payments of $230 million for the achievement of certain development, regulatory and commercial sales milestones for HPN217 Products, along with high single-digit to very low double-digit royalties on commercial sales.

Market Opportunity

Multiple myeloma is a type of blood cancer formed by the accumulation of malignant plasma cells in the bone marrow, crowding out normal plasma cells that play an important role in the immune system. Multiple myeloma is the second most prevalent blood cancer after Non-Hodgkin’s lymphoma. There are approximately 229,000 people living with myeloma worldwide, with approximately 114,000 new cases diagnosed and approximately 87,000 deaths each year. The American Cancer Society estimated that, in the United States in 2020, approximately 32,000 new cases would be diagnosed and approximately 13,000 deaths were expected to occur from multiple myeloma. Despite advances in the treatment of multiple myeloma over the past decade, we believe there remains a significant unmet need as the five-year survival rate is only approximately 50%.

Preclinical Data

In December 2021, we presented "The Effects of BCMA Expression, Soluble BCMA, and Combination Therapeutics on the Anti-Tumor Activity of HPN217, a BCMA-Targeting T Cell Engager Against Multiple Myeloma” showcased translational studies to examine factors that may impact the therapeutic efficacy of HPN217 at the 63rd American Society for Hematology (ASH) Annual Meeting and Exposition. These factors include the target BCMA, in membrane-bound or soluble form, and concomitant or combination therapeutics such as gamma secretase inhibitor, or GSI, and dexamethasone. Preclinical data from this presentation for HPN217 demonstrated:

•
In a patient derived cell culture system, HPN217 was able to mediate multiple myeloma cell killing by autologous T cells in 80% of the cultures.
•
Presence of dexamethasone appeared to have limited effect on the anti-tumor activity of HPN217-redirected T cells.
•
GSI increased the expression of BCMA on multiple myeloma cells and enhanced the effect of HPN217.

Preclinical evaluation of HPN217 in combination with approved and experimental multiple myeloma therapeutics is ongoing.

HPN536: MSLN-Targeting TriTAC

We are developing HPN536 for the treatment of ovarian cancer and other MSLN-expressing tumors, which include mesothelioma, pancreatic carcinoma, non-small cell lung carcinoma, or NSCLC, and triple-negative breast cancer, or TNBC, among others. HPN536 targets MSLN, a cell-surface protein whose normal expression is largely restricted to mesothelial cell layers lining certain organs. MSLN is attractive for target-based therapeutics because it is expressed on a wide variety of tumor cells but has limited expression in normal tissue. Early signs of clinical efficacy generated by other treatment modalities have validated MSLN as an attractive tumor target, but therapies with improved efficacy are required to treat MSLN-expressing tumors. In 2018, we completed an IND-enabling, multi-dose GLP toxicology study in animals. HPN536, which has been observed to bind to cynomolgus monkey MSLN with comparable affinities as human MSLN, delivered clear histological evidence of target engagement. In April 2019, we initiated a Phase 1/2a, multicenter, open-label dose escalation and dose expansion trial of the safety, tolerability and pharmacokinetics of HPN536 and are actively recruiting patients with ovarian and pancreatic cancer in the dose-escalation portion of the trial. In December 2021, we provided a clinical update on our ongoing Phase 1/2a clinical trial. At the time of the December 2, 2021 data cutoff, dosing had occurred across nine fixed-dose cohorts of 6 to 280ng/kg and three step dose cohort up to 1200ng/kg. Tumor types treated included late-stage ovarian and pancreatic cancers and mesothelioma.

As of December 2, 2021, HPN536 appears to be well tolerated. One CRS grade 3 occurred in the absence of dexamethasone premedication treatment. The CRS resolved, and the patient continued on in the study with dexamethasone premedication. As of the December 2, 2021 data cutoff date, no new DLTs had been observed other than the two previously noted from the May 31, 2021 data cutoff. An MTD has not been identified and escalation to higher doses is underway. We recently opened and are actively recruiting a 7200 ng/kg cohort.

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

*** Calculated as 85% of SEER-estimated lung cancer incidence

Ovarian cancer is the fifth leading cause of cancer-related death among women in the United States, and is the deadliest of gynecologic cancers, with more than 70% of patients diagnosed with an advanced stage and over 14,000 patients dying from the disease each year. According to the Surveillance, Epidemiology and End Results Program of the National Cancer Institute, or SEER, the five-year survival rate for women diagnosed with ovarian cancer is approximately 49%. NSCLC is the most common type of lung cancer, estimated to comprise 80-85% of all lung cancer diagnoses. The five-year survival rate for NSCLC is about 20%. Pancreatic cancer is one of the most fatal cancers in the world. In 2016, the seven major markets (the United States, France, Germany, Italy, Spain, the United Kingdom and Japan) saw 149,780 new cases of pancreatic cancer and in 2020, there were approximately 57,000 new cases in the United States. SEER estimates that fewer than 9% of patients diagnosed with pancreatic cancer survive five years. Mesothelioma is a rare and aggressive cancer that affects the lining or membrane covering and protecting certain organs in the body. Effective treatment options for patients with mesothelioma are very limited. TNBC is referred to as “triple-negative” because it is ER-, PR- and HER2-, and is unlikely respond to hormonal or HER2-targeted therapies. TNBC accounts for 10-20% of all breast cancers and is more aggressive and likely to recur compared to receptor-positive breast cancers. The five-year survival rate for TNBC is 77% as compared to >90% for other types of breast cancers.

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

Long-lived,
inactive prodrug
Activation by tumor proteases
& T cell-directed killing
Rapid clearance in
circulation
Albumin
αALB
αCD3
αTarget
CIRCULATION
TUMOR
CIRCULATION

Our ProTriTAC Product Candidate

HPN601

HPN601 is currently in preclinical development, and it is the first drug candidate from our ProTriTAC platform. HPN601 targets the epithelial cell adhesion molecule, or EpCAM, and is being developed for the treatment of multiple solid tumor indications. EpCAM is a tumor antigen that is broadly and uniformly expressed in many solid tumors; however, expression on some normal tissues has hindered its potential as a therapeutic target due to on-target, off-tumor toxicity as observed in clinical studies from past EpCAM targeted T cell engagers. The goal of developing HPN601, a conditionally active T cell engager, is to target all EpCAM-positive metastatic tumors by systemic administration and have an acceptable safety profile. We plan to submit an IND for HPN601, as well as identify a second IND candidate from the ProTriTAC platform by the end of 2022.

Market Opportunity

EpCAM is a tumor antigen that is broadly and uniformly expressed in many solid tumors. Thyroid, small cell lung cancer, non-small cell lung cancer, prostate, ovarian, endometrial, pancreatic, gastric, gallbladder, biliary, esophageal, colorectal, and breast cancer all have greater than 70% prevalence for EpCAM expression. These cancers combined represent approximately 345,000 patient deaths in the United States each year.

Preclinical Data

In November 2020, we presented preclinical data on HPN601 for the treatment of solid tumors at the 35th Society for Immunotherapy of Cancer (SITC) virtual annual meeting. The oral presentation described in vivo studies demonstrating the expansion of therapeutic index of our EpCAM-targeting ProTriTAC over a non-masked T cell engager control when anti-tumor efficacy and clinically relevant toxicity endpoints were assessed simultaneously in the same tumor-bearing animal. HPN601 was also demonstrated to have improved tolerability in non-human primates compared to a non-masked T cell engager control and exhibits potent anti-tumor activity across multiple EpCAM-expressing tumor models. IND-enabling activities for HPN601 are currently ongoing.

Our TriTAC-XR Platform

TriTAC-XR is Harpoon’s newest inducible T cell engager platform. While the TriTAC platform was developed to address off-target toxicities, and the ProTriTAC platform was developed to minimize on-target tissue toxicities, TriTAC-XR is specifically aiming to reduce on-target cytokine release syndrome, or CRS. On-target CRS can occur when high concentrations of T cell engager, T cells and target cells are in the same biological compartment, which can be common for instance in the treatment of leukemia and lymphomas. In those scenarios, CRS can require dose reductions and ultimately limit efficacy. TriTAC-XR is a protease activated prodrug form of a T cell engager, whose active form is half-life extended and is slowly released by systemic protease in all biological compartments. This is intended to lead to better tolerated treatments with potentially more efficacy in certain indications. Harpoon is also exploring ways to employ this technology in non-oncology indications, such as autoimmune or inflammatory diseases.

Preclinical Data

In November 2021, we presented preclinical data on TriTAC-XR at the 35th Society for Immunotherapy of Cancer (SITC) annual meeting. The poster presentation demonstrated the efficacy of the platform in vitro and in rodent models, and showed in non-human-primates that TriTAC-XR can produce PD effects similar to a TriTAC with significantly lower cytokine release than a comparable TriTAC.

We intend to nominate a product development candidate from this platform by the end of 2022.

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

Amended and Restated Discovery Collaboration Agreement with AbbVie Biotechnology

On August 16, 2021, the Company entered into Amendment No. 1 to the Amended and Restated Discovery Collaboration and License Agreement with AbbVie, or the First Amendment, which amends the Amended and Restated Discovery Collaboration and License Agreement entered on November 20, 2019, between the Company and AbbVie, or as amended by the First Amendment, the Restated Collaboration Agreement. The Restated Collaboration Agreement amends and restates the Discovery Collaboration and License Agreement entered into between the Company and AbbVie, dated October 20, 2017 and amended April 3, 2019, or the Original Collaboration Agreement. Pursuant to the First Amendment, the Company and AbbVie agreed to include the ProTriTAC technology within the Restated Collaboration Agreement. Pursuant to the Original Collaboration Agreement, the Company granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporate the Company’s proprietary TriTAC technology together with soluble TCRs provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Original Collaboration Agreement, AbbVie was granted the right to designate up to two targets for development of TriTAC constructs, which it selected in 2017 and 2019, respectively. Pursuant to the Restated Collaboration Agreement, AbbVie is permitted to designate two further targets, with an option to select up to four additional targets, selected during a specified period following the effective date, to be the subject of activities under the collaboration, and is granted a worldwide, exclusive license to develop and commercialize products that incorporate either the Company’s proprietary TriTAC platform technology, or (as a result of and pursuant to the First Amendment) its ProTriTAC platform technology, to pursue available T cell receptors, or TCRs and/or antibody targets. Such products may incorporate antibodies provided by AbbVie or by the Company. During a period of up to four years following the date of AbbVie’s designation of each target for the products, and subject to confirmation of target availability, the Company and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising the Company’s proprietary TriTAC or ProTriTAC technologies, as applicable, in conjunction with the soluble TCR or antibody sequences directed at the agreed upon targets of interest. The Company may not, including through any third party, develop or commercialize any competing product that binds to any of the included targets. As was the case under the Original Collaboration Agreement, following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed in each Major Market (as defined in the Restated Collaboration Agreement).

In addition to the upfront payment of $17.0 million already paid under the Original Collaboration Agreement, the Company received an upfront payment of $20.0 million under the Restated Collaboration Agreement for AbbVie’s right to select two further targets and an option to select up to four further targets. AbbVie will be required to make payments to the Company, upon target selection, of $10.0 million for each target, for up to four additional targets selected by AbbVie. For each of the up to eight targets selected, the Company is eligible to receive up to $300.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for licensed products indicated for human therapeutic or prophylactic use. The Company will also be eligible to receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of licensed products at percentages in the mid-single digits, subject to specified offsets and reductions. Royalties will be payable under the First Amendment and Restated Collaboration Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country or ten years following first commercial sale of such product in such country. If licensed products are developed and commercialized for diagnostic or veterinary use, or certain screening or monitoring uses, the parties have agreed to negotiate an appropriate reduction in the economic terms applicable to such non-therapeutic and prophylactic applications.

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

Royalties on net sales will be recognized when the underlying sales occur. No royalty revenue was recognized under the Werewolf Agreement as of December 31, 2021.

Asset Transfer Agreement with Maverick Therapeutics, Inc.

In December 2016, we entered into an asset transfer agreement, or the Asset Transfer Agreement, with Maverick Therapeutics, Inc., or Maverick. Under the Asset Transfer Agreement, we transferred one provisional patent application (and any subsequently filed patent applications that claim priority to the provisional patent application) and certain know-how to Maverick solely for use in connection with a specific type of conditionally active T cell engagers having an activation mechanism that we believe is not used by the T cell engagers that are incorporated in the products that we are developing (such permitted use by Maverick, the Maverick Field), and Maverick assumed liabilities from us relating to this transferred intellectual property and other transferred assets. Maverick granted back to us a royalty-free, non-exclusive, sublicenseable license under this transferred intellectual property for use in all fields outside of the Maverick Field, which include all fields in which we are developing products. We further granted Maverick royalty-free, exclusive and non-exclusive licenses to certain other patents that we own, in all cases solely for use in the Maverick Field. In consideration for our transfer and license of such intellectual property, Maverick issued a promissory note to us in the amount of $6.8 million, which we collected in full in January 2017, and all of its outstanding capital stock, which we then spun-off to our stockholders. The Asset Transfer Agreement includes a covenant not to compete, which provides that we will not directly or indirectly research, develop, manufacture or commercialize products in the Maverick Field until December 2020. The Asset Transfer Agreement is not terminable and all rights transferred or licensed by a party to the other party under the Asset Transfer Agreement are irrevocable.

Agreements with AGC Biologics, Inc.

In October 2015, we entered into the AGC License Agreement with AGC, pursuant to which AGC granted us a non-exclusive, worldwide license under its proprietary Chinese hamster EF-1 protein expression technology, or the CHEF1 Technology, which is used in connection with the manufacturing process for HPN536 and our other current preclinical product candidates, or collectively, the Products, for use in connection with our development of the Products, including our clinical trials. Subsequently, in July 2016, we entered into a development and manufacturing services agreement with AGC, or the Manufacturing Agreement, under which AGC conducts current good manufacturing practice, or cGMP, manufacturing of the Products utilizing the CHEF1 Technology. Under the terms of the AGC License Agreement, we have an option, exercisable for each Product, to be granted a non-exclusive license to use the CHEF1 Technology in connection with the commercialization of such Product for human therapeutics or diagnostics. If we exercise such option during a specified period, we will make a one-time upfront payment in the mid tens of thousands of dollars to AGC (solely in connection with the first Product) for such commercial license for the first Product, or if we exercise such commercial option after the expiration of such period, our commercial license will be subject to the payment of a higher option exercise fee.

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

To date, we have obtained bulk drug substance, or BDS, for HPN328, HN217, HPN536 from a single-source third-party contract manufacturer, AGC. While any reduction or halt in supply of BDS from this contract manufacturer could limit our ability to develop our product candidates until a replacement contract manufacturer is found and qualified, we believe that we have sufficient BDS to support our current clinical trial programs. We have obtained final drug product for these product candidates from one of two engaged third-party contract manufacturers. We are in the process of developing our supply chain for each of our product candidates and intend to put in place agreements under which our third-party contract manufacturers will generally provide us with necessary quantities of BDS and drug product on a project-by-project basis based on our development and commercial supply needs.

All of our TriTACs, ProTriTACs and TriTAC-XRs are or will be manufactured from a vial of a master cell bank of that product’s production cell line. We have or intend to have one master cell bank for each TriTAC, ProTriTAC and TriTAC-XR that was or will be produced and tested in accordance with cGMP and applicable regulations. Each master cell bank is or will be stored in two independent locations, and we intend to produce working cell banks for each product candidate later in product development. It is possible that we could lose multiple cell banks from multiple locations and have our manufacturing severely impacted by the need to replace the cell banks. However, we believe we have adequate backup should any particular cell bank be lost in a catastrophic event.

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

With respect to our earlier stage pipeline DLL3-targeting TriTAC product candidate, HPN328 we are aware of other competing DLL3-targeting clinical stage therapeutics. These include, but are not limited to: T cell engagers from Amgen Inc. and Boehringer Ingelheim; and CAR-T from Allogene Therapeutics.

With respect to HPN217, we are aware of other competing BCMA-targeting clinical stage therapeutics, which include, but are not limited to: T cell engagers from Amgen Inc., Pfizer Inc., Janssen Pharmaceuticals, Inc., Bristol-Myers Squibb Company, AbbVie (TeneoBio, Inc.) and Regeneron Pharmaceuticals, Inc.; CAR-Ts from Autolus Therapeutics PLC, bluebird bio, Bristol-Myers Squibb Company, Legend Biotech/Janssen Pharmaceuticals, Inc. and Novartis AG, and Allogene Therapeutics; antibody drug conjugates from GlaxoSmithKline PLC and AstraZeneca/MedImmune LLC; and other modalities from Affimed N.V. and Unum Therapeutics Inc./Seattle Genetics Inc.

With respect to HPN536, we are aware of other competing MSLN-targeting clinical stage therapeutics, which include, but are not limited to: CAR-T from UPenn/Novartis AG, Atara Inc. and TCR2; antibody drug conjugates from Bayer AG; and other modalities.

With respect to HPN601, we are aware of other competing conditionally active or tumor micro environment activated therapeutics, which include, but are not limited to: BioAtla, LLC and CytomX Therapeutics, Inc.

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

Intellectual Property

The proprietary nature and protection of our platforms, product candidates and discovery programs, as well as our processes and know-how, are important to our business. We have sought patent protection in the United States and internationally for our TriTAC platform, binding domains and related TriTAC product candidates, as well as the proprietary technology in our ProTriTAC and TriTAC-XR platform and any other inventions to which we have rights, where available and when appropriate. For our product candidates, we generally pursue patent protection covering compositions of matter, methods of use and manufacture. Our policy is to pursue, maintain and defend patent rights in strategic areas, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We may also rely on trade secrets that may be important to the development of our business.

To date, we have spent considerable effort securing intellectual property rights, including rights related to our TriTAC, ProTriTAC and TriTAC-XR platforms, binding domains and specific targets pertaining to our product candidates. Below is a summary of how we view our protections and ongoing prosecution efforts.

TriTAC Platform

For our TriTAC platform, as of December 31, 2021 we owned one patent family directed to composition-of-matter coverage and method of use of our core TriTAC platform technology. This family includes two issued U.S. patent, one U.S. non-provisional patent application and over ten foreign application counterparts. The issued patents in this family are projected to expire in 2036, not including any patent term adjustments and any patent term extensions.

In addition to patent protection on our core TriTAC platform technology, as of December 31, 2021, we owned two patent families that relate to the CD3 and albumin binding domains of the TriTAC platform. Specifically, these two families are directed to composition-of-matter, method of use and sequence coverage to our anti-CD3 single-variable fragment, scFv, and anti-albumin single domain antibody, sdAb, binding domains. These patent families include four issued U.S. patents, two U.S. non-provisional patent applications and over twenty foreign application counterparts. The issued patents in these two patent families are projected to expire in 2037, not including any patent term adjustments and extensions.

HPN328

For our pipeline DLL3-targeting TriTAC, HPN328, as of December 31, 2021, we owned two patent families directed to composition-of-matter coverage of this TriTAC, its DLL3 binding domain and related molecules, as well as methods of use and dosing regimens for cancers. These patent families include one issued U.S. patent, one U.S. non-provisional patent application, two non-expired U.S. provisional patent applications and over ten foreign application counterparts. The issued patent is projected to expire in 2039, not including any patent term adjustments and extensions. In addition to these two patent families, our patents on our anti-CD3 and albumin binding domains provide additional patent coverage on this TriTAC.

HPN217

For our pipeline BCMA-targeting TriTAC product candidate HPN217, as of December 31, 2021, we owned four patent families directed to composition-of-matter coverage of HPN217, its BCMA binding domain and related molecules, as well as methods of use and dosing regimens for cancers. These patent families include two issued U.S. patents, two U.S. non-provisional patent applications, three non-expired U.S. provisional patent applications and over fifty foreign application counterparts. The issued patents are projected to expire in 2038, not including any patent term adjustments and extensions. In addition to these four patent families, our patents on our anti-CD3 and albumin binding domains provide additional patent coverage on HPN217.

HPN536

For our second TriTAC product candidate, HPN536, as of December 31, 2021, we owned three patent families directed to composition-of-matter coverage of HPN536, its MSLN-binding domain and related molecules, as well as methods of use and dosing regimens for cancers. These patent families include two issued U.S. patents, two U.S. non-provisional patent application, one non-expired U.S. provisional patent application and over twenty foreign application counterparts. The issued patents are projected to expire in 2038, not including any patent term adjustments and extensions. In addition to these three patent families, our patents on our core TriTAC platform technology and our anti-CD3 and albumin binding domains provide additional patent coverage on HPN536.

HPN424

We intend to maintain our intellectual property for our PSMA targeting TriTAC, HPN424. As of December 31, 2021, we owned four patent families directed to composition-of-matter coverage of HPN424, its PSMA binding domain and related molecules, as well as methods of use and dosing regimens for prostate cancer. These patent families include two issued U.S. patents, two U.S. non-provisional patent applications, one PCT international application, two non-expired U.S. provisional patent applications and over twenty foreign application counterparts. The issued patents are projected to expire in 2037, not including any patent term adjustments and extensions. In addition to these four patent families, our patents on our core TriTAC platform technology and our anti-CD3 and albumin binding domains, provide additional patent coverage on HPN424.

ProTriTAC Platform

Our patent portfolio for our ProTriTAC platform (including our first ProTriTAC candidate, HPN601) is at an early stage, with no issued patents as of December 31, 2021, and includes ten patent families directed to composition-of-matter coverage of the ProTriTAC binding moieties, applications in various protein and cellular therapy formats and methods of use thereof. These patent families include six U.S. non-provisional patent applications, two PCT international applications, two non-expired U.S. provisional patent applications and over ten foreign application counterparts. Any patents issuing from these ten patent families are projected to expire in 2039 or 2040, not including any patent term adjustments and extensions.

TriTAC-XR Platform

Our patent portfolio for our TriTAC XR platform is at an early stage, with no issued patents as of December 31, 2021, and includes one patent family directed to composition-of-matter coverage of the TriTAC XR molecules and methods of use thereof. This patent family includes two non-expired U.S. provisional patent applications. Any patents issuing from this patent family are projected to expire in 2042, not including any patent term adjustments and extensions.

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
•
preparation of and submission to the FDA of a Biologics License Application, or BLA, after completion of all pivotal clinical trials;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current good manufacturing practices, or cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with good clinical practices, or GCPs; and
•
FDA review and approval of a BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

According to the FDA guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices,” a companion diagnostic device and its corresponding drug should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and therapeutic are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product.

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

Other Healthcare, Data Privacy and Security Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare and data privacy as well as information security regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA and similar foreign, federal and state fraud and abuse, transparency, privacy and information security laws.

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

HIPAA created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including private third-party payors, and making false statements relating to healthcare matters. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, impose certain requirements on HIPAA covered entities, which include certain healthcare providers, healthcare clearing houses and health plans, and individuals and entities that provide services on their behalf that involves individually identifiable health information, known as business associates and their subcontractors that use, disclose, access or otherwise process individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare and Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Act was enacted, which, among other things, removes penalties for not complying with ACA’s requirement to carry health insurance, known as the “individual mandate”, effective January 1, 2019. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to additional judicial and Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 2021 unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, Congress is considering additional health reform measures.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

Human Capital Resources

As of February 28, 2022, we had 99 full time employees, 84 of whom were engaged in research and development activities and 15 of whom were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include meeting hiring goals, deepening our immunotherapy research and development and public company expertise, integrating new employees, and retaining, incentivizing and developing our existing employees. We provide discretionary cash-based performance bonuses and, in addition, may utilize our equity incentive plan to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

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

“Harpoon Therapeutics,” “Harpoon,” the Harpoon logo, TriTAC, ProTriTAC, TriTAC-XR and our other registered or common law trademarks, trade names or service marks appearing in this report are owned by us. This report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, generally appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

Risks Related to the Development and Clinical Testing of Our Product Candidates

All of our product candidates are in preclinical or early-stage clinical development. Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of our product candidates are prolonged or delayed, we or any collaborators may be unable to obtain required regulatory approvals, and therefore may be unable to commercialize our product candidates on a timely basis or at all.

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

To date, we have not completed any clinical trials required for the approval of any of our product candidates. Although we are conducting early stage clinical trials and are conducting preclinical studies for other product candidates, we may experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:

•
delays in or failure to reach agreement on acceptable terms with prospective contract research organizations, or CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
•
adding new clinical trial sites;
•
safety or tolerability concerns causing us, our collaborators or governmental authorities, as applicable, to suspend or terminate a trial if it is found that the participants are being exposed to unacceptable health risks;
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
•
the impact of public health epidemics, such as the COVID-19 pandemic; and
•
business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committees of the institutions in which such trials are being conducted, by the Data Review Committee or Data Safety Monitoring Board for such trial or by the FDA, or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We could also encounter delays if supplies of a product candidate are not sufficient for the needs of our clinical trials. This may, for example, occur as a result of delays from the third-party manufacturers we work with or due to changes in the design of our clinical trials. In addition, disruptions caused by the COVID-19 pandemic may cause difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

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

From time to time, we publicly disclose preliminary or topline or data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, any interim/or preliminary data should be viewed with caution until final data is available. Material adverse changes in the final data could result in significant harm to our business prospects. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

We have not received regulatory approval for a TriTAC, ProTriTAC or Tri-TAC-XR product candidates. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone or in combination with other therapies. In addition, our TriTACs, ProTriTACs and TriTAC-XRs platforms may have different effectiveness rates in various indications. Our approach involves using biologics to improve efficacy against solid tumors, which is unproven and may not be successful. Further, our TriTAC, ProTriTAC and TriTAC-XR technology could have less efficacy in tumor types with fewer T cells, such as pancreatic cancer. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of our TriTACs, ProTriTACs or TriTAC-XRs platforms which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates.

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

We may not have sufficient supply of HPN328, which could delay generating additional dose escalation data in that program.

HPN328 is currently in a Phase 1/2 clinical trial for the treatment of SCLC and other DLL3-expressing tumors. As of December 2, 2021, 15 patients had been enrolled in dose cohorts ranging from 15 µg to 7200 µg per week in both fixed and step dose cohorts. HPN328 has been well tolerated and no dose-limiting toxicities have been observed as of the data cut-off. We have been able to escalate to higher doses more rapidly than we initially planned, changing our clinical assumptions made in late 2020. In response we altered our drug supply planning to begin generating more HPN328 in the event we would need additional supply sooner than anticipated. However due to the impact of the COVID-19 pandemic on our supply chain components, the start of our manufacturing runs has been delayed. We have sufficient current supply inventory of HPN328 to support all patients currently enrolled in the clinical trial. We intend to add patients to the trial when availability of existing inventory supports their expected course of therapy. If we are unable to enroll patients prior to the resupply, the completion of the Phase 1 portion of the Phase 1/2 clinical trial may be temporarily delayed. Furthermore, if we encounter any additional challenges in our supply chain or delays in the normal lead manufacturing times, as a result of the COVID-19 pandemic or otherwise, we may experience further delays with our clinical trials.

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

For our ongoing clinical trial and planned clinical trials, we have and expect to continue to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, these centers and hospitals may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using our product candidates, if approved, on a commercial basis could similarly have difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of our product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Use of these medicines may increase with new physicians and centers administering our product candidates.

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

We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $116.7 million, $49.9 million and $55.6 million, for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated loss of $284.8 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

•
continue to conduct our ongoing Phase 1/2 trial of HPN328 for the treatment of small cell lung cancer and other DLL3 expressing tumors;
•
continue to conduct our ongoing Phase 1/2 trial of HPN217 for the treatment of relapsed, refractory multiple myeloma;
•
continue to conduct our ongoing Phase 1/2a trial of HPN536 for the treatment of cancers expressing mesothelin, which has been initially focused on ovarian and pancreatic cancers;
•
continue the research and development of our other product candidates, including our HPN601 ProTriTAC candidate
•
continue the development of our product candidates beyond Phase 1 trials;
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

We have financed our operations to date primarily through payments received under collaboration and licensing agreements and the sale of capital stock, most recently from our follow on offering, that was completed in January 2021. We have devoted a significant portion of our financial resources and efforts to developing our TriTAC, ProTriTAC and TriTAC-XR platforms, identifying potential product candidates, conducting preclinical studies of a variety of product candidates, and preparing for and conducting clinical trials of product candidates. We are in the early stages of development of our product candidates, and we have not completed development and commercialization of any TriTAC, ProTriTAC or TriTAC-XR product candidate.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of HPN328, HPN217, and HPN536, and as we continue to research and develop other potential technologies and product candidates, including HPN601.

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

Based on our current business plans, we believe that our existing cash and cash equivalents and marketable securities, will be sufficient to fund our planned operations for at least the next 12 months from the date of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing, including pursuant to our Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, may result in dilution to our stockholders, the imposition of burdensome debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of developing our product candidates, and conducting preclinical studies and clinical trials, including our Phase 1/2 trial of HPN328, Phase 1/2 trial of HPN217 and Phase 1/2a trial of HPN536;
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
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
analogous U.S. state, foreign and local laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state, foreign and local laws governing the privacy and security of personal information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•
similar healthcare laws and regulations in foreign jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects. The FDA and other regulatory authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any of our product candidates. For example, regulatory authorities in various jurisdictions have in the past had, and may in the future have, differing requirements for, interpretations of and opinions on our preclinical and clinical data. As a result, we may be required to conduct additional preclinical studies, alter our proposed clinical trial designs or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and market our products, if approved. Further, even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

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
•
impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•
seize or detain products or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products, if approved. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, Congress is considering additional health reform measures. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures. In addition, Congress is considering additional health reform measures. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third party payors, such as government authorities, private health insurers and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of coverage and reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers are requiring that drug companies provide them with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts reimbursed for drug products. If the price we are able to charge for any products we develop, or the coverage and reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be affected adversely.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenues or profits; increases in the costs of our products; reductions in the use or adoption of our products; and other adverse business consequences.

In the ordinary course of business, we process personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, and data we collect about clinical trial participants in connection with clinical trials. As a result, we, our service providers and any collaborators are or may become subject to or affected by numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, certifications, and other obligations that govern the processing of personal information by us or on our behalf. These obligations are rapidly evolving, subject to differing interpretations and could result in conflicting compliance obligations among various jurisdictions. Compliance with federal, state, and foreign data protection laws and regulations and other data protection obligations could require us to take on more onerous obligations in our contracts; increase our costs of legal compliance; restrict our ability to collect, use and disclose personal information; and, in some cases, impact our, our service providers’ or collaborators’ ability to operate in certain jurisdictions.

In the United States, numerous federal, state, and local governments have enacted numerous data privacy and security laws, including personal information privacy laws (including those related to health), data breach notification laws, and state consumer protection laws. For example, the California Consumer Privacy Act of 2018, or the CCPA, imposes obligations on businesses to which it applies, including, but not limited to, requirements to provide specific disclosures in privacy notices and affording California residents certain rights related to their personal information. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is expected that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or CPRA, becomes operative. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA which could increase the risk of an enforcement action. Other states (such as Colorado and Virginia) have passed data privacy laws.

Additionally, most healthcare providers in the United States, including research institutions from which we or our collaborators obtain clinical trial participant health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH.

Outside the United States, there are an increasing number of laws, regulations, and industry standards related to data privacy and security with which we, our collaborators, service providers (including our CROs, and contractors) may need to comply, including in connection with our clinical trial activities. For example, the EU’s General Data Protection Regulation, or GDPR, and the United Kingdom’s GDPR, or UK GDPR, include strict requirements for processing the personal information of individuals (including clinical trial data), respectively, located within the European Economic Area, or EEA, and the United Kingdom, or UK. The processing of sensitive personal information, such as health information, may impose heightened compliance burdens under the GDPR and the UK GDPR and is a topic of active interest among foreign regulators. For example, under the GDPR, government regulators may impose temporary and definitive bans on personal information processing as well as fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater.

Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult for us to transfer personal information across jurisdictions (such as transferring or receiving personal information that originates in the EU or UK). Existing mechanisms that facilitate cross-border personal information transfers may change or be invalidated. Inability to import personal information from Europe or elsewhere to the United States may limit our ability to conduct clinical trials activities in Europe or elsewhere, limit our ability to collaborate with CROs, service providers, contractors and others, and require us to increase our data processing capabilities in Europe or elsewhere at significant expense.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal frameworks. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparation for and compliance with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices, and to any third parties that process personal information on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; reputational harm; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business and financial condition, including, but not limited to: interruptions or stoppages in business operations (including, clinical trials); inability to process personal information; limited ability to develop or commercialize or products; expenditure of time and resources to defend any claim, inquiry or similar request; adverse publicity; and revision or restructuring of our operations.

Risks Related to Our Business Operations

Manufacturing our TriTAC, ProTriTAC and TriTAC-XR product candidates is complex. We and our third-party manufacturers may encounter difficulties in production. If we encounter any such difficulties, our ability to supply our product candidates for clinical trials or, if approved, for commercial sale could be delayed or halted entirely.

The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. All of our TriTACs, ProTriTACs and TriTAC-XRs are manufactured from a vial of a master cell bank of that antibody’s production cell line. We have or intend to have one master cell bank for each TriTAC, ProTriTAC and TriTAC-XR that was or will be produced and tested in accordance with current good manufacturing practice, or cGMP, and applicable regulations. Each master cell bank is or will be stored in two independent locations, and we intend to produce working cell banks for each product candidate later in product development. It is possible that we could lose multiple cell banks from multiple locations and have our manufacturing severely impacted by the need to replace the cell banks. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications as a result of defects or storage over an extended period of time, undertake costly remediation efforts or seek more costly manufacturing alternatives.

Our business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic. The COVID-19 pandemic is ongoing in many parts of the world and may result in significant disruptions which could materially affect our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites.

In March 2020, the World Health Organization declared COVID-19 a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. As the COVID-19 pandemic, including variants continues to spread around the globe, we may experience disruptions that could adversely impact our business and clinical trials, including:

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

We will continue to access the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material adverse impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, our primary operations are located in South San Francisco, in San Mateo County. On March 16, 2020, San Mateo County issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. These orders have since been lifted, but should COVID-19 cases in California continue to increase, the country or state may re-institute a “shelter in place” order at any time. As of December 31, 2021, we have not experienced any material delays or significant financial impacts directly related to the pandemic but have experienced some minor disruptions to clinical operations, including patient enrollment in some of our clinical trials and delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for due to limited staff at our clinical trial sites.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns, supply chain disruptions or restrictions, or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, we have experienced and could continue to experience delays in the manufacturing supply chain and procurement of materials for our product candidates, which could delay or otherwise impact our preclinical and clinical programs and anticipated development timelines. Additionally, certain preclinical studies for our discovery research programs and clinical trials are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our clinical trials. In addition, certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our CROs may also need to make certain adjustments to the operation of such trials in an effort to ensure the safety and monitoring of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and EMA. Any such adjustments may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials and seeking to add new clinical trial sites, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

In November 2021, we appointed a new President and Chief Executive Officer. Resignations of executive officers may cause disruption in our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. Transitions may cause uncertainty among investors, employees and others concerning our future direction and performance

We conduct substantially all of our operations at our facilities in South San Francisco, California. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in this region is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of February 28, 2022, we had 99 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. Therefore, for some of our product candidates, we may decide to enter into new collaborations with pharmaceutical or biopharmaceutical companies for the development and potential commercialization of those product candidates. For instance, we have a discovery collaboration and license agreement with AbbVie, pursuant to which we have licensed the development and commercialization of certain of our product candidates, as well as a development and option agreement with AbbVie, pursuant to which we granted to AbbVie an option to a worldwide, exclusive license with respect to HPN217.

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

We do not currently own or operate any manufacturing facilities nor do we have any in-house manufacturing experience or personnel. We work with third-party contract manufacturers to produce sufficient quantities of our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and intend to do so for the commercial manufacture of our products, if approved. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. For example, public health epidemics, such as the COVID-19 pandemic are currently impacting multiple jurisdictions worldwide, including the United States. Such disruptions have included supply chain restrictions at contract manufacturing organizations, or CMOs, delays in obtaining manufacturing, and limits on the availability of raw materials. These disruptions may impact the ability of our existing or future manufacturers to perform their obligations under our manufacturing agreements with such parties or for us to manufacture sufficient drug substance to resupply our ongoing clinical trials. Such failure or substantial delay could materially harm our business.

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

To date, we have relied on one single-source supplier per product for bulk drug substance. The loss of any of our suppliers or their failure to supply us with BDS on a timely basis could cause a delay in our ability to develop the impacted product candidates and adversely affect our business.

We depend on one single-source supplier per product for bulk drug substance, or BDS. There can be no assurance that our supply of BDS will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Additionally, we do not have any control over the process or timing of the acquisition or manufacture of materials by our suppliers, and cannot ensure that our suppliers will deliver to us the BDS we order on time, or at all. The loss of BDS provided by our suppliers could require us to change the design of the product candidate development process for the impacted product(s) based on the functions, limitations, features and specifications of the replacement.

In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier for any product. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Our reliance on a single-source supplier per product exposes us to certain risks, including the following:

•
our suppliers may cease or reduce production or deliveries, raise prices or renegotiate terms which would impact those products produced
•
we may be unable to locate a suitable replacement on acceptable terms or on a timely basis, if at all;
•
if there is a disruption to any single-source supplier’s operations, and if we are unable to enter into arrangements with alternative suppliers, we may need to halt our clinical trial programs;
•
delays caused by supply issues may harm our reputation, frustrate our clinical trial sites and cause them to turn to our competitors for future projects; and
•
our ability to develop our product candidates could be materially and adversely impacted if the single-source suppliers upon which we rely, per product, were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues.

Moreover, to meet anticipated demand, our suppliers may need to increase manufacturing capacity, which could involve significant challenges. This may require us and our suppliers to invest substantial additional funds and hire and retain the technical personnel who have the necessary experience. Neither we nor our suppliers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.

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

We do not currently own or operate any manufacturing facilities, nor do we have any in-house manufacturing experience or personnel. We rely on and expect to continue to rely on third-party CMOs for the supply of cGMP-grade, clinical trial materials and commercial quantities of our product candidates and products, if approved. Reliance on third-party providers may expose us to more risk than if we were to manufacture product candidates ourselves. The facilities used by our contract manufacturers to manufacture our commercial products must be approved by the FDA or other global regulatory authorities pursuant to inspections that will be conducted after we submit our marketing authorization application or BLA to the relevant agency. We have limited control over the manufacturing process of, and beyond contractual terms, we are completely dependent on our contract manufacturing partners for compliance with cGMP for the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of global regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to delay the manufacturing of our product candidates or approved products, which would adversely affect our business and reputation. Furthermore, third-party providers may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement because of their own financial difficulties or business priorities, at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate replacement or another acceptable service provider in time, our clinical trials could be delayed or our commercial activities could be harmed. In addition, the fact that we are dependent on our collaborators, our suppliers and other third parties for the manufacture, filling, storage and distribution of our product candidates means that we are subject to the risk that the products may have manufacturing defects that would prevent the sale of these products to global markets. The inability to sell our products containing such defects could adversely affect our business, financial condition and results of operations.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we have and may from time to time become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. For example, on November 25, 2018, we received a letter from counsel for Maverick alleging that our ProTriTAC program is subject to the non-compete provision of our Asset Transfer Agreement with Maverick. On January 3, 2019, Maverick filed a complaint against us in the Delaware Court of Chancery and a motion for a temporary restraining order seeking to prohibit us from further developing our ProTriTAC platform. The complaint alleges claims for breach of contract and misappropriation of trade secrets, and seeks as relief, among other things, a declaration that our ProTriTAC technology impermissibly competes in the Maverick Field (as defined in the Asset Transfer Agreement), a preliminary and permanent injunction and unspecified damages. We believe that the mechanism of action employed by our ProTriTAC platform falls outside the Maverick Field. On May 8, 2019, Millennium, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, was granted permission by the court to intervene in the litigation. Millennium and Maverick are parties to a collaboration and warrant agreement, and Millennium’s complaint in intervention alleged, in part, that we fraudulently induced Millennium to enter into the agreements with Maverick. Millennium asserted various tort claims against us. A trial on Maverick and Millennium’s claims was held on September 9-13 and 17, 2019.

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

We may be subject to third-party claims asserting that our employees, consultants, contractors, collaborators or advisors have misappropriated or wrongfully used or disseminated their intellectual property or claiming ownership of what we regard as our own intellectual property.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2019 at a price of $14.00 per share, the reported low and high sales prices of our common stock through February 28, 2022 have ranged from $4.37 to $25.24, respectively.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors describe in this “Risk Factors” section:

•
the anticipated results of our Phase 1/2 trial of HPN328, Phase 1/2 trial of HPN217 and Phase 1/2a trial of HPN536, and any other future preclinical studies and clinical trials and trials we may conduct, or changes in the development status of our product candidates;
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
•
general political and economic conditions, such as the recent outbreak of hostilities between Russia & Ukraine ;
•
ongoing effects of the COVID-19 pandemic; and
•
other events or factors, many of which are beyond our control.

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

As of February 28, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 49.2% of our outstanding voting stock. While these stockholders collectively own less than a majority of our voting stock, these stockholders will nevertheless continue to have significant influence over matters requiring stockholder approval. Therefore, these stockholders will have the ability to influence us through this ownership position. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We could be an emerging growth company for up to five years following the completion of our initial public offering , or IPO. Our status as an emerging growth company will end as soon as any of the following takes place:

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

Any provision of our amended and restated certificate of incorporation, our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in our control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

If our information technology systems or data, or those of third parties upon whom we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential and sensitive data, including personal information (such as health-related data), intellectual property, and trade secrets. We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business, particularly during the COVID-19 pandemic. We also rely on third-party service providers and technologies to operate our business. parties and their information technology systems. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

Threats to information systems and data come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states and nation-state-supported actors also engage in attacks. We and the third parties upon which we rely are subject to a variety of evolving threats including but not limited to software to hardware failure, interruption, compromise or damage from data corruption, breakdown, computer hacking; malicious code (such as computer viruses or worms); fraudulent activity; employee misconduct, theft, or error; denial-of-service attacks (such as credential stuffing); telecommunication and electrical failures; natural disasters; public health epidemics, such as the COVID-19 pandemic; cyber-attacks; supply-chain attacks; software bugs; social-engineering attacks (including through phishing attacks); or other system attacks, disruption, or accidents. Similarly, ransomware attacks, including those perpetrated by organized criminal actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impacts of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Due to the COVID-19 pandemic and our remote workforce, there exists an increased risk to our information technology assets and data. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure.

Any of the previously identified or similar threats could cause a security incident or other interruption, which could result in the unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data, including clinical trial data. Due to the nature of some of these attacks, we may be unable to anticipate or there is a risk that an attack may remain undetected for a period of time. As the cyber-threat landscape evolves, these threats are constantly increasing in frequency, sophistication and intensity and are likely to become increasingly difficult to detect. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents and other interruptions. However, there can be no assurance that these measures will be effective. As a company with an increasingly global presence, our information security systems are subject to frequent attacks.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. Furthermore, if we (or a third party upon whom we rely) experience a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (for example, due to data integrity, availability or confidentiality issues); financial loss; diverted management attention; and other similar harms.

A security incident may cause us to breach our contracts. Furthermore, there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

We cannot be sure that our insurance coverage will be adequate to protect us from or to mitigate liabilities arising out of our privacy and cybersecurity practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

We currently lease approximately 34,988 square feet of office and laboratory space in South San Francisco, California under an eight-year lease agreement that expires in June 2027. Under the lease agreement we are given an option to extend the lease term for an additional period of 8 years, when certain conditions are met.

In October 2021, we also entered into a lease agreement for additional office space in South San Francisco, California with a lease term that is expected to commence in the second half of 2022 and expire in March 2027.

We believe that our existing facilities are sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

We are not currently a party to any material legal proceedings. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “HARP” since February 8, 2019. Prior to that, there was no public trading market for our common stock.

Holders of Record

As of February 28, 2022, there were approximately 17 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Registrant Purchases of Equity Securities

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements. In addition, the section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 10, 2021.

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

TriTAC

We currently have three TriTAC product candidates in clinical development. HPN328 is in a Phase 1/2 clinical trial targeting Delta-like canonical Notch ligand 3, or DLL3, for the treatment of small cell lung cancer, or SCLC, and other DLL3-expressing tumors. HPN217 is in in a Phase 1/2 clinical trial targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma. HPN536 is in a Phase 1/2a clinical trial for the treatment of ovarian cancer and other mesothelin-, or MSLN-, expressing solid tumors. As of March 10, 2022, we have discontinued further development of HPN424 as a treatment of metastatic castration-resistant prostate cancer, or mCRPC.

TriTAC Pipeline Update

HPN328

In January 2021, we announced the first patient was dosed with HPN328 in a Phase 1/2 trial as an investigational treatment of SCLC and other tumors associated with DLL3 expression. In December 2021, we provided a clinical update on our ongoing Phase 1/2 clinical trial. As of the December 2, 2021 data-cutoff date, fifteen patients had been enrolled in dose cohorts ranging from 15 µg to 7200 µg per week in both fixed and step dose cohorts administered once weekly by intravenous infusion. 15 patients with a median of 2 lines (range 1 to 5) of prior therapy have been enrolled and eligible patients include small cell lung cancer patients who have relapsed after platinum chemotherapy and patients with other malignancies with high grade neuroendocrine tumors associated with DLL3 expression. HPN328 has been well tolerated with Grade 1-2 CRS reported in 33% of patients, no dose limiting toxicities, or DLTs were observed and maximum tolerated dose, or MTD, had not been reached. Among four patients with small cell lung cancer receiving the two highest doses tested to date, 1215 µg fixed dose and 3600-7200 µg step dose, three had target lesion reduction, including 1 confirmed RECIST partial response, or cPR. The patient with a cPR experienced a target lesion reduction of 53% at week 10. In March 2022, we received orphan drug designation for the treatment of SCLC. We plan to present initial interim clinical data in 2022. We intend to identify a recommended Phase 2 dose by the end of 2022.

HPN217

In December 2021, we announced the interim results of ongoing Phase 1/2 clinical trial of HPN217. As of the November 10, 2021 data cut-off date, 37 patients have been treated in 10 cohorts with fixed doses ranging from 5 to 2860 µg/week or a step dosing regimen of 1620 µg priming dose followed by a 3240 µg/week target dose. Premedication to minimize CRS includes dexamethasone and other standard therapies. Enrolled patients had a median of 7 prior therapies. The most frequent treatment-emergent adverse events, or TEAEs, occurring in greater than 20% were anemia, 17 patients (46%), fatigue, 12 patients (32%), and transient CRS, 9 patients (24%), No grade 3 or higher CRS was reported and one DLT was reported, grade 4 AST, which resolved. MTD has not been reached.

Clinical benefit was observed in the patients receiving higher doses. In eight disease evaluable patients enrolled at 2150 µg/week an ORR of 63% was reported (five out of eight patients) consisting of one stringent CR, one very good partial response, or VGPR, and three PRs including one patient with prior BCMA-targeting therapy exposure. The disease control rate, or DCR, was 88% based on seven out of eight patients. For the 2860 µg/week cohort consisting of five evaluable patients, the ORR was two out of five (40%) including a VGPR (previously reported as an unconfirmed CR), with a DCR of 60%. As of the data cutoff, all responders remained on study treatment.

HPN217 demonstrated a dose proportional increase in Cmax and area under the curve, or AUC, with a median serum half-life of 74 hours (range of 38 – 197 hours), confirming half-life extension. Half-life, clearance rate, and volume of distribution were dose-independent, suggesting linear PK kinetics. Pharmacodynamic analysis shows a dose-dependent, transient increase in serum cytokines and chemokines (IL-6, IL-8, IL-10, TNFα).

In January 2021, HPN217 received orphan drug designation for the treatment of multiple myeloma. In March 2022, HPN217 received fast track designation for the treatment of relapsed, refractory multiple myeloma. We intend to identify a recommended Phase 2 dose for an expansion phase in the first half of 2022.

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

HPN536

HPN536 is a MSLN-targeting T cell engager, and we are currently enrolling patients in a Phase 1/2a clinical trial for ovarian, pancreatic and other MSLN-expressing solid tumors. The study is collecting data to evaluate the safety, tolerability, pharmacokinetics and activity of HPN536. In December 2021, we provided a clinical update on our ongoing Phase 1/2a clinical trial, at the time of the December 2, 2021 data cutoff, dosing had occurred across 9 fixed-dose cohorts of 6 to 280ng/kg and 3 step dose cohort up to 1200ng/kg. Tumor types treated included late-stage ovarian and pancreatic cancers and mesothelioma.

As of December 2, 2021, HPN536 appears to be well tolerated. One CRS grade 3 occurred in the absence of dexamethasone premedication treatment. The CRS resolved, and the patient continued on study with dexamethasone premedication. As of the December 2, 2021 data cutoff date, no new DLTs had been observed other than the two previously noted from May 31, 2021 data cutoff. An MTD has not been identified and escalation to higher doses is underway. We recently opened and are actively recruiting a 7200 ng/kg cohort.

HPN424

In March 2022, we announced the discontinuation of further clinical development for HPN424, our PSMA-targeting TriTAC. We intend to wind down the clinical study for the remainder of calendar year 2022, while ensuring that patients on study have access to HPN424 for their course of therapy.

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

HPN601

Our first ProTriTAC candidate is currently in preclinical development. HPN601 targets EPCAM, which is expressed on variety of solid tumors. Our initial focus is expected to be in gastrointestinal cancers. We plan to submit an IND for HPN601 as well as identify a second IND candidate from the ProTriTAC platform by the end of 2022.

TriTAC-XR

In November 2021, we presented preclinical data on TriTAC-XR at the 35th Society for Immunotherapy of Cancer, or SITC, annual meeting. The poster presentation demonstrated the efficacy of the platform in vitro and in rodent models, and showed in non-human-primates that TriTAC-XR can produce PD effects similar to a TriTAC with significantly lower cytokine release than a comparable TriTAC. We plan to nominate an IND candidate from the TriTAC-XR platform by the end of 2022.

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

Since our inception, we have incurred significant net operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $116.7 million, $49.9 million and $55.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $284.8 million. Our primary use of cash is to fund net losses, operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

•
continue the research and development of HPN328, HPN217, HPN536, and HPN601 as well as our other product candidates;
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

From January 2021 through December 31, 2021, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $2.8 million in net proceeds from the sale of shares of our common stock.

COVID-19 Update

In December 2019, there was an outbreak of a novel strain of coronavirus, or COVID-19. In March 2020, the World Health Organization declared COVID-19 a pandemic. The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or mitigate its impact and the economic impact on local, regional, national and international markets. Our assessment to date continues to support that we have not experienced any material delays or significant financial impacts directly related to the pandemic other than some minor disruptions to clinical operations, including some disruptions in our manufacturing supply chain that affected and may continue to affect our drug supply, patient enrollment in some of our clinical trials and delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for due to limited staff at our clinical trial sites. We will continue to monitor the overall impact of the COVID-19 pandemic on our business, financial condition, liquidity, assets and operations, including our personnel, programs, expected timelines, expenses, third-party contract manufacturing, contract research organizations and clinical trials.

While we are currently continuing our clinical trials we have underway in sites in the United States, the United Kingdom, and Europe, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials, as a result of potential delays or difficulties in enrolling or assessing patients in our clinical trials, clinical site initiation, diversion of healthcare resources away from the conduct of clinical trials, interruption of key clinical trial activities, disruptions in our manufacturing supply chain, among other factors. While our third-party contract manufacturers have been operating at or near normal levels and while have not experienced any major interruptions to our contract manufacturers’ processes, it is possible that the pandemic and response efforts may have an impact in the future on our third-party contract manufacturers’ ability to produce quantities of our product candidates for preclinical testing and clinical trials. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the pandemic. Certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our contract research organizations may also need to make certain adjustments to the operation of our clinical trials in an effort to ensure the monitoring and safety of patients and minimize risk to trial integrity during the pandemic and generally. We could also see an impact on our ability to interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority, personnel resources or otherwise.

In addition, in response to the ongoing spread of COVID-19, we have established testing protocols for personnel access to our headquarter offices and laboratory. The effects of the COVID-19 pandemic could adversely impact our business, assets, operations and clinical trials, particularly if the COVID-19 pandemic continues and persists for an extended period of time. See “Risk factors—Our business could be adversely affected by the effects of health epidemics, including the recent outbreak of the COVID-19 pandemic. The COVID-19 pandemic is ongoing in many parts of the world and may result in significant disruptions which could materially affect our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites.” for more information regarding the potential impact of the COVID-19 pandemic on our business and operations. We continue to actively monitor this situation and the possible effects on our business and operations.

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

We will recognize revenue under the Development and Option Agreement as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. Accordingly, of the $30.0 million upfront payment received in 2019 and $50.0 million development milestone received in 2020, $18.4 million and $13.8 million of revenue was recognized for the year ended 2021 and 2020, respectively, and as of December 31, 2021, we had $46.1 million of deferred revenue under the Development and Option Agreement.

Amended and Restated Discovery Collaboration Agreement

On August 16, 2021, we entered into Amendment No. 1 to the Amended and Restated Discovery Collaboration and License Agreement, or the First Amendment, with AbbVie, which amends the Amended and Restated Discovery Collaboration and License Agreement, or, as amended by the First Amendment, the Restated Collaboration Agreement, entered on November 20, 2019, between us and AbbVie, which agreement amends and restates the Discovery Collaboration and License Agreement entered into between us and AbbVie, dated October 20, 2017 and amended April 3, 2019, or the Original Collaboration Agreement. Pursuant to the First Amendment, we and AbbVie agreed to include the ProTriTAC technology within the Restated Collaboration Agreement. Pursuant to the Original Collaboration Agreement, we granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporate our proprietary TriTAC technology together with soluble TCRs provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Original Collaboration Agreement, AbbVie was granted the right to designate up to two targets for development of TriTAC constructs, which it selected in 2017 and 2019, respectively. Pursuant to the Restated Collaboration Agreement, AbbVie is permitted to designate two further targets, with an option to select up to four additional targets, selected during a specified period following the effective date, to be the subject of activities under the collaboration, and is granted a worldwide, exclusive license to develop and commercialize products that incorporate either our proprietary TriTAC platform technology, or (as a result of and pursuant to the First Amendment) our ProTriTAC platform technology, together with soluble T cell receptors, or TCRs. Such products may incorporate antibodies provided by AbbVie or by us. During a period of up to four years following the date of AbbVie’s designation of each target for the products, and subject to confirmation of target availability, we and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising our proprietary TriTAC or ProTriTAC technologies, in conjunction with the soluble TCR or antibody sequences directed at the agreed upon targets of interest. We may not, including through any third party, develop or commercialize any competing product that binds to any of the included targets. As was the case under the Original Collaboration Agreement, following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed in each Major Market (as defined in the Restated Collaboration Agreement).

In addition to the upfront payment of $17.0 million already paid under the Original Collaboration Agreement, we received an upfront payment of $20.0 million under the Restated Collaboration Agreement for AbbVie’s right to select two further targets and an option to select up to four further targets. AbbVie will be required to make payments to us, upon target selection, of $10.0 million for each target, for up to four additional targets selected by AbbVie. For each of the up to eight targets selected, we are eligible to receive up to $300.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for licensed products indicated for human therapeutic or prophylactic use. We will also be eligible to receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of licensed products at percentages in the mid-single digits, subject to specified offsets and reductions. Royalties will be payable under the Restated Collaboration Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country or ten years following first commercial sale of such product in such country. If licensed products are developed and commercialized for diagnostic or veterinary use, or certain screening or monitoring uses, the parties have agreed to negotiate an appropriate reduction in the economic terms applicable to such non-therapeutic and prophylactic applications.

We recognized revenue under the Original Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $17.0 million upfront payment received in 2017, $4.3 million and $3.7 million of revenue was recognized during the years ended 2021 and 2020, respectively. As of December 31, 2021, we recognized the full $17.0 million upfront payment related to the initial two targets.

We will recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $20.0 million upfront payment received in 2019, $0.9 million and zero of revenue was recognized for the year ended 2021 and 2020. As of December 31, 2021, we had $19.1 million of deferred revenue under the Restated Collaboration Agreement.

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

Litigation Settlement

Litigation settlement is related to the damages settlement resulting from the Maverick Litigation described in Note 6 Commitments and Contingencies to our financial statements included elsewhere in this report.

Interest Income, net

Interest income, net is primarily comprised of interest income and gains or losses realized on cash and cash equivalents and marketable securities.

Other Expense, net

Other expense, net is primarily comprised of foreign currency transaction gains or losses related to certain transactions with European third-party vendors.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020	Change ($)	Change (%)
	(dollars in thousands)
Revenue:
Collaboration and license revenue	$23,654	$17,444	$6,210	36%
Total revenue	23,654	17,444	6,210	36%
Operating expenses:
Research and development	72,124	52,565	19,559	37%
General and administrative	18,327	16,210	2,117	13%
Litigation settlement	49,954	—	49,954	*
Total operating expenses	140,405	68,775	71,630	104%
Loss from operations	(116,751)	(51,331)	65,420	127%
Interest income	240	1,449	(1,209)	-83%
Other expense	(210)	(26)	184	708%
Net loss	$(116,721)	$(49,908)	$66,813	134%

Revenue

Collaboration and license revenue increased by $6.2 million, or 36%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to a $4.6 million increase in revenue recognized related to the Development and Option Agreement, for research and development services performed, and a $1.6 million increase in revenue recognized for research and development services performed under the Restated Collaboration Agreement.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Year Ended December 31,
	2021	2020
	(In thousands)
Product and clinical development	$29,070	$21,583
Research and technology services	4,530	2,526
Laboratory supplies and equipment	2,585	2,441
Pharmacology services	2,255	727
Personnel-related	23,092	15,234
Facility and other allocated expenses	6,996	6,106
Consulting	3,596	3,948
Total research and development expenses	$72,124	$52,565

Research and development expenses increased by $19.6 million, or 37%, in 2021 compared to 2020. The increase was primarily due to a $11.0 million increase in product and clinical development expense, research and technology services and pharmacology services due to continued development of our four product candidates, which included conducting preclinical and clinical studies and manufacturing drug supply to support ongoing clinical development, a $7.9 million increase in personnel-related expenses due to an increase in headcount, a $1.0 million increase in facility and other allocated expenses, which was offset by a $0.3 million decrease in consulting expenses.

General and Administrative

General and administrative expenses increased by $2.1 million, or 13%, in 2021 compared to 2020. The increase was primarily due to a $3.0 million increase in personnel-related expenses from additional headcount, $0.3 million increase in other professional services to support the growth of our operations, offset by a $1.2 million decrease in legal related expenses associated with the Maverick Therapeutics, Inc., or Maverick, litigation incurred in 2020.

Litigation Settlement

Litigation settlement for the year ended December 31, 2021, was $50.0 million. On April 23, 2021, following a damages phase, the Delaware Chancery Court issued a memorandum opinion awarding Millennium Therapeutics, Inc. $38.2 million in damages, plus pre-judgment interest. On May 5, 2021, we paid the full amount of damages awarded by the Court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021. See Note 6 Commitments and Contingencies to our financial statements included elsewhere in this report.

Interest Income, net

Interest income decreased by $1.2 million, or 83%, in 2021 compared to 2020. The decrease was primarily due to lower interest yields on our cash, money-market and marketable securities balances and higher amortization of premiums associated marketable securities purchases.

Other Expense, net

Other expense increased by $0.2 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to deferred offering costs recognized during the year ended December 31, 2021.

Liquidity and Capital Resources

Liquidity

Since our inception and through December 31, 2021, we have financed our operations primarily through proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of common stock, and upfront payments received by us from our collaboration and license agreements. As of December 31, 2021, we had $136.6 million in cash and cash equivalents and marketable securities, an accumulated deficit of $284.8 million and working capital of $78.6 million.

In January 2021, we sold an aggregate 6,764,704 shares of our common stock for $107.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs.

From January 1, 2021 through December 31, 2021, pursuant to our Sales Agreement, with Cantor Fitzgerald, we received an aggregate of approximately $2.8 million in net proceeds from the sale of shares of our common stock.

With respect to the Maverick Litigation described in Note 6 Commitments and Contingencies to our financial statements included elsewhere in this report, on May 5, 2021, we paid the full amount of damages awarded by the Court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021.

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

In March 2020, we entered into a Controlled Equity OfferingSMSales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which we may offer and sell, from time to time at our sole discretion through Cantor Fitzgerald, as our sales agent, shares of our common stock having an aggregate offering price of up to $75.0 million. Cantor Fitzgerald may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market or on any other existing trading market for our common stock. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-237175). We will pay Cantor Fitzgerald a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Cantor Fitzgerald under the Sales Agreement. Through December 31, 2021, we had sold a total of 330,222 shares of our common stock under the Sales Agreement, resulting in aggregate net proceeds of $5.8 million. We have approximately $69.0 million of the maximum aggregate offering price of $75.0 million remaining.

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

Cash Flows

	Year Ended December 31,
	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(122,154)	$(8,616)
Investing activities	34,354	(63,626)
Financing activities	111,523	4,676
Net increase (decrease) in cash, cash equivalents, and restricted cash	$23,723	$(67,566)

Cash Flows from Operating Activities

In 2021, cash used in operating activities was $122.2 million, which consisted of a net loss of $116.7 million and a net change of $19.9 million in our net operating assets and liabilities, partially offset by $14.5 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $9.5 million, depreciation and amortization of $2.2 million, amortization operating right-of-use lease asset of $0.5 million and net amortization of premiums and discounts on marketable securities of $2.4 million. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $23.7 million resulting from the recognition of revenue related to the AbbVie Restated Collaboration Agreement and the Development Option Agreement, a decrease of $1.6 million in prepaid expenses and other assets, a net decrease of $1.3 million in operating lease obligations which was offset by an increase in accrued liabilities of $2.9 million primarily related to timing for ongoing research and development activities, and an increase of $0.5 million in accounts payable resulting from the timing of payments made for operating costs.

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

Cash Flows from Investing Activities

In 2021, cash provided by investing activities of $34.4 million primarily related to net maturities and purchases of marketable securities.

In 2020, cash used in investing activities of $63.6 million primarily related to purchases of marketable securities and property and equipment consisting primarily of laboratory equipment offset by the maturity and sale of marketable securities.

Cash Flows from Financing Activities

In 2021, cash provided by financing activities of $111.5 million was primarily from $107.6 million in net proceeds from the follow-on offering completed in January 2021, $2.8 million in net proceeds from the sale of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald through December 31, 2021, $0.6 million in proceeds from the exercise of common stock options and $0.6 million from purchases of our common stock under our 2019 employee stock purchase plan.

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

Contractual Obligations and Other Commitments

Contractual obligations as of December 31, 2021 represent operating lease obligations related to our currently occupied premises at 131 Oyster Point Blvd in South San Francisco, California that commenced in July 2019 and expires in June 2027. The initial annual base rent is approximately $2.2 million, and such amount will increase by 3.5% annually on each anniversary of the commencement date, equaling approximately $20.0 million over the eight-year lease term. In connection with the lease, we will maintain a letter of credit for the benefit of the landlord in the amount of $0.5 million. Under the lease agreement, we have an option to extend the lease for an additional period of eight years. As of December 31, 2021, we have not determined whether we will exercise our option to extend the lease term.

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

Critical Accounting Policies and Estimates

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

Revenue Recognition

To date, all of our revenue has been derived from our collaboration and license agreements entered into with AbbVie and Werewolf Therapeutics. The terms of these arrangements include payments to us for the following: non-refundable, upfront license fees; development, regulatory and commercial milestone payments, and royalties on net sales of licensed products.

Revenue is recognized in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. In accordance with ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that we determine are within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606, we perform the following five steps in determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of these agreements: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation.

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

See Note 7 Collaboration & License Agreements to our financial statements included elsewhere in this report for additional details regarding our collaboration arrangements with AbbVie.

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

Stock-Based-Compensation

We measure and recognize compensation expense for all stock‑based awards made to employees, directors and non‑employees, based on estimated fair values of the awards on the grant date and recognized using the straight‑line method over the requisite service period.

The fair value of options is estimated on the grant date using the Black‑Scholes option pricing model. The calculation of stock‑based compensation expense requires that we make certain assumptions and judgments about the variables used in the calculations, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of our common stock, the related risk-free interest rate and the expected dividend. We have elected to recognize forfeitures of share-based payment awards as they occur.

Changes in these assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. We maintain a stock-based compensation plan as a long-term incentive for employees, consultants and members of our board of directors. The plan allows for the issuance of non-statutory options, or NSOs, and incentive stock options to employees and NSOs to nonemployees.

We estimate the fair value of stock options granted to our employees on the grant date, and rights to acquire stock granted under our Employee Stock Purchase Plan, or ESPP, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model.

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

Recent Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies to our financial statements included elsewhere in this report for more information.

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

As a smaller reporting company, we are not required to provide the information in this section.

Item 8. Financial Statements and Supplemental Data

The information required to be filed in this item appears under “Exhibits and Financial Statement Schedules” in Part IV, Item 15 of this Annual Report on Form 10-K and is set forth on pages F-1 to F-30.

The following financial statements of the registrant, related notes and report of independent registered public accounting firm are set forth beginning on page F-1 of this Annual Report on Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Our 2022 Annual Meeting of the Stockholders, or the 2022 Annual Meeting, has been tentatively scheduled to occur on June 22, 2022.The time and location of the 2022 Annual Meeting, and the matters to be considered, will be as set forth in our definitive proxy statement to be filed on Schedule 14A with the SEC for the 2022 Annual Meeting.

The date of our 2022 Annual Meeting will have changed by more than 30 days from the anniversary of our 2021 Annual Meeting. In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Exchange Act, we will consider shareholder proposals submitted pursuant to Rule 14a-8 for inclusion in our proxy materials for the 2022 Annual Meeting to have been submitted in a timely fashion if such proposals are received by us no later than March 24, 2022. Any proposal intended to be considered for inclusion in our proxy materials must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the SEC. Such proposals should be delivered to our Corporate Secretary at c/o Harpoon Therapeutics, Inc., 131 Oyster Point Boulevard, Suite 300, South San Francisco, California 94080. The submission of a proposal does not guarantee that it will be included in our proxy materials.

In addition, in light of the foregoing and in accordance with Rule 14a-5(e)(2) and Rule 14a-5(f) under the Exchange Act, in order for shareholder proposals submitted outside of Rule 14a-8 in connection with the 2022 Annual Meeting to be considered timely for purposes of Rule 14(a)-4(c) under the Exchange Act, such proposals must be received by us no later than March 24, 2022. Such proposals should be delivered to our Corporate Secretary at c/o Harpoon Therapeutics, Inc., 131 Oyster Point Boulevard, Suite 300, South San Francisco, California 94080. Proposals must comply with the procedures and include the information required by our bylaws.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1—Elections of Directors,” “Information Regarding the Board and Corporate Governance” and “Information About Our Executive Officers” in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2022 Annual Meeting of Shareholders, or the Proxy Statement, which is expected to be filed not later than 120 days after December 31, 2021.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the information set forth in the sections titled “Information about Our Executive Officers,” “Executive Officer and Director Compensation” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the Board and Corporate Governance – Board of Directors Independence” and “Transactions With Related Persons” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

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

(b)
Exhibits

The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1¥*	Asset Transfer Agreement by and between the Registrant and Maverick Therapeutics, Inc., dated as of December 30, 2016, as amended	S-1	333-229040	2.1	1/29/2019
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38800	3.1	8/5/2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38800	3.2	2/13/2019
4.1	Form of Common Stock Certificate.	S-1	333-229040	4.1	1/29/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated as of November 9, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-229040	4.2	12/27/2018
4.3	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-38800 20709109	4.3	3/12/2020
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-229040	10.4	1/4/2019
10.2+	Harpoon Therapeutics, Inc. 2015 Equity Incentive Plan and related form agreements	S-1	333-229040	10.1	12/27/2018
10.3+	Harpoon Therapeutics, Inc. 2019 Equity Incentive Plan and related form agreements	S-1	333-229040	10.2	1/29/2019
10.4+	Harpoon Therapeutics, Inc. Amended and Restated Employee Stock Purchase Plan and related form agreements	S-1	333-229040	10.3	1/29/2019
10.5+	Employment Offer Letter by and between Holger Wesche and the Registrant, dated as of March 17, 2015, as amended	S-1	333-229040	10.6	12/27/2018
10.6+	Employment Offer Letter by and between Natalie Sacks and the Registrant, dated as of September 13, 2018	S-1	333-229040	10.7	12/27/2018
10.7	Royalty Transfer Agreement by and between the Registrant, MPM Oncology Charitable Foundation, Inc. and the UBS Optimus Foundation, dated as of December 1, 2016, as amended	S-1	333-229040	10.13	12/27/2018
10.8¥	First Amended and Restated Assignment and License Agreement between the Registrant and Werewolf Therapeutics, Inc., dated as of October 19, 2018	S-1	333-229040	10.14	12/27/2018
10.9¥	CHEF 1 Collaboration and License Agreement between the Registrant and CMC ICOS Biologics, Inc., dated as of October 26, 2015	S-1	333-229040	10.15	12/27/2018
10.10¥	Amendment to CHEF1 Collaboration and License Agreement and Development and Manufacturing Services Agreement between Registrant and AGC Biologics, Inc. (previously CMC ICOS Biologics, Inc.), dated as of December 12, 2018	S-1	333-229040	10.21	1/29/2019
10.11¥	Development and Manufacturing Services Agreement between the Registrant and CMC ICOS Biologics, Inc., dated as of July 5, 2016	S-1	333-229040	10.16	12/27/2018
10.12	Lease by and between the Registrant and HCP Oyster Point III LLC, dated as of July 27, 2018	S-1	333-229040	10.19	12/27/2018
10.13+	Employment Offer Letter by and between Georgia Erbez and the Registrant, dated as of October 19, 2018	S-1	333-229040	10.20	1/4/2019
10.14¥	Amended and Restated Discovery Collaboration and License Agreement between the Registrant and AbbVie Biotechnology Ltd., dated as of November 20, 2019	10-K	001-38800	10.17	3/12/2020
10.15¥	Development and Option Agreement between the Registrant and AbbVie Biotechnology Ltd., dated as of November 20, 2019	10-K	001-38800	10.18	3/12/2020
10.16¥	Second Amended and Restated Assignment and License Agreement between the Registrant and Werewolf Therapeutics, Inc., dated as of December 20, 2019	10-K	001-38800	10.19	3/12/2020
10.17	Controlled Equity OfferingSM Sales Agreement, dated March 13, 2020, between Cantor Fitzgerald & co. and the Registrant.	S-3	333-237175	1.1	3/13/2020
10.18¥*	First Amendment to the Development and Option Agreement between the Registrant and AbbVie Biotechnology Ltd., dated as of April 21, 2020	10-Q	001-38800	10.1	08/05/2020
10.19*	Side Letter Amendment to Development and Option Agreement between the Registrant and AbbVie Biotechnology Ltd., dated as of April 15, 2020	10-Q	001-38800	10.2	08/05/2020
10.20+	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-38800	10.1	05/06/2021

10.21#	Amendment No. 1 to Amended and Restated Discovery Collaboration and License Agreement by and between the Registrant and AbbVie, Inc., dated as of August 16, 2021	10-Q	001-38800	10/1	11/10/2021
10.22+	Transition and Retirement Agreement by and between Gerald McMahon and the Registrant, dated as of October 25, 2021					x
10.23+	Employment Offer Letter by and between Julie Eastland and the Registrant, dated as of October 25, 2021					x
21.1	List of subsidiaries of the Registrant	S-1	333-229040	21.1	12/27/2018
23.1	Consent of Independent Registered Public Accounting Firm					x
24.1	Power of Attorney (included on signature page to this Form 10-K)					x
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Definition Linkbase Document
101.DEF	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page for this Annual Report on Form 10-K has been formatted in Inline XBRL

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2022

HARPOON THERAPEUTICS, INC.
By:	/s/ Julie Eastland
Julie Eastland
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Julie Eastland and Georgia Erbez, and each of them, as her true and lawful attorneys-in-fact and agents, with full power of substitution for her, and in her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Julie Eastland	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2022
Julie Eastland

/s/ Georgia Erbez	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2022
Georgia Erbez

/s/ Scott Myers	Chairman of the Board of Directors	March 10, 2022
Scott Myers

/s/ Joseph Bailes	Director	March 10, 2022
Joseph Bailes

/s/ Mark Chin	Director	March 10, 2022
Mark Chin

/s/ Alan Colowick	Director	March 10, 2022
Alan Colowick

/s/ Jonathan Drachman, M.D.	Director	March 10, 2022
Jonathan Drachman, M.D.

/s/ Ron Hunt	Director	March 10, 2022
Ron Hunt

/s/ Andrew Robbins	Director	March 10, 2022
Andrew Robbins

/s/ Joanne Viney	Director	March 10, 2022
Joanne Viney

HARPOON THERAPEUTICS, INC.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Redwood City, California

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Harpoon Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Harpoon Therapeutics, Inc. (the Company), as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Redwood City, California

March 10, 2022

HARPOON THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$44,687	$21,170
Short-term marketable securities	90,411	104,860
Prepaid expenses and other current assets	2,597	3,724
Total current assets	137,695	129,754
Property and equipment, net	9,248	10,188
Long-term marketable securities	1,522	23,946
Operating lease right-of-use asset	6,127	6,583
Other assets	860	1,121
Total assets	$155,452	$171,592
Liabilities, convertible preferred stock and stockholders' equity
Current liabilities
Accounts payable	2,666	1,572
Accrued liabilities	17,362	13,845
Deferred revenue, current	37,462	31,299
Operating lease liabilities, current	1,649	1,202
Total current liabilities	59,139	47,918
Deferred revenue, noncurrent	27,705	57,522
Operating lease liabilities, net of current portion	10,538	12,313
Total liabilities	97,382	117,753
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2021 and 2020; 32,765,788 shares and 25,553,172 shares issued and outstanding at December 31, 2021 and 2020, respectively	4	3
Additional paid-in capital	342,905	221,904
Accumulated other comprehensive (loss) income	(47)	3
Accumulated deficit	(284,792)	(168,071)
Total stockholders' equity	58,070	53,839
Total liabilities, convertible preferred stock and stockholders' equity	$155,452	$171,592

The accompanying notes are an integral part of these financial statements.

HARPOON THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the year ended December 31,
	2021	2020	2019
Revenue
Collaboration and license revenue	$23,654	$17,444	$5,777
Total revenue	23,654	17,444	5,777
Operating expenses
Research and development	72,124	52,565	41,592
General and administrative	18,327	16,210	22,391
Litigation settlement	49,954	—	—
Total operating expenses	140,405	68,775	63,983
Loss from operations	(116,751)	(51,331)	(58,206)
Interest income	240	1,449	2,676
Other expense	(210)	(26)	(42)
Net loss	(116,721)	(49,908)	(55,572)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(50)	(38)	41
Comprehensive loss	$(116,771)	$(49,946)	$(55,531)
Net loss per share, basic and diluted	(3.62)	(1.99)	(2.56)
Weighted-average common shares used in computing net loss per share, basic and diluted	32,274,362	25,034,947	21,746,461

The accompanying notes are an integral part of these financial statements.

HARPOON THERAPEUTICS, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share and per share data)

	Convertible				Additional	Note Receivable	Accumulated Other
	Preferred Stock		Common Stock		Paid-In	from	Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Stockholder	Income/(Loss)	Deficit	Stockholders' Equity
Balances at December 31, 2018	16,618,448	129,577	1,211,419	1	9,111	—	—	(62,591)	(53,479)
Conversion of Series A, B, and C convertible preferred stock into common stock	(16,618,448)	(129,577)	16,618,448	1	129,575	—	—	—	129,576
Issuance of common stock upon exercise of warrants	—	—	563,043	—		—	—	—	—
Issuance of common stock upon initial public offering, net of offering costs of $10,122	—	—	5,769,201	1	70,646	—	—	—	70,647
Issuance of common stock for exercise of stock options	—	—	572,436	—	803	—	—	—	803
Vesting of early exercised stock options	—	—	93,336	—	133	—	—	—	133
Stock-based compensation	—	—	—	—	2,071	—	—	—	2,071
Vesting of Founder's shares	—	—	22,181	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(55,572)	(55,572)
Other comprehensive income	—	—	—	—	—	—	41	—	41
Balances at December 31, 2019	—	—	24,850,064	3	212,339	—	41	(118,163)	94,220
Issuance of common stock pursuant to ATM facility, net of offering costs	—	—	192,069	—	3,032	—	—	—	3,032
Issuance of common stock under equity incentive plans including exercise of stock options	—	—	475,667	—	1,644	—	—	—	1,644
Vesting of early exercised stock options	—	—	35,372	—	29	—	—	—	29
Stock-based compensation	—	—		—	4,860	—	—	—	4,860
Net loss	—	—	—	—	—	—	—	(49,908)	(49,908)
Other comprehensive loss	—	—	—	—	—	—	(38)	—	(38)
Balances at December 31, 2020	—	—	25,553,172	3	221,904	—	3	(168,071)	53,839
Issuance of common stock in follow-on offering, net of underwriter discounts, commissions and issuance costs of $7,400			6,764,704	1	107,578				107,579
Issuance of common stock pursuant to ATM facility, net of offering costs	—	—	138,153	—	2,769	—	—	—	2,769
Issuance of common stock under equity incentive plans including exercise of stock options	—	—	293,528	—	1,174	—	—	—	1,174
Vesting of early exercised stock options	—	—	16,231	—	18	—	—	—	18
Stock-based compensation	—	—		—	9,462	—	—	—	9,462
Net loss	—	—	—	—	—	—	—	(116,721)	(116,721)
Other comprehensive loss	—	—	—	—	—	—	(50)	—	(50)
Balances at December 31, 2021	—	—	32,765,788	$4	$342,905	$—	$(47)	$(284,792)	$58,070

The accompanying notes are an integral part of these financial statements.

HARPOON THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(116,721)	$(49,908)	$(55,572)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation expense	9,462	4,860	2,071
Depreciation and amortization	2,190	2,082	900
Non cash lease expense	456	432	1,202
Net amortization of discounts on marketable securities	2,369	491	(541)
Changes in operating assets and liabilities
Prepaid expenses and other assets	1,125	(1,179)	(1,814)
Other assets	468	(359)	3,042
Accounts payable	542	(1,228)	(1,761)
Accrued liabilities	2,937	6,151	4,288
Deferred revenue	(23,654)	31,470	45,309
Operating lease liabilities	(1,328)	(1,428)	(15)
Net cash (used in) provided by operating activities	(122,154)	(8,616)	(2,891)
Cash flows from investing activities
Purchases of property and equipment	(100)	(683)	(3,516)
Purchases of marketable securities	(151,965)	(202,182)	(141,816)
Maturities of marketable securities	186,419	139,239	76,017
Net cash (used in) provided by investing activities	34,354	(63,626)	(69,315)
Cash flows from financing activities
Proceeds from follow-on offering, net of issuance costs	107,580	3,032	70,646
Proceeds from issuance of common stock, net of issuance costs	2,769	—	—
Proceeds from issuance of common stock in connection with employee benefit plans	1,174	1,644	803
Net cash provided by financing activities	111,523	4,676	71,449
Net increase (decrease) in cash, cash equivalents, and restricted cash	23,723	(67,566)	(757)
Cash, cash equivalents, and restricted cash at beginning of period	21,637	89,203	89,960
Cash, cash equivalents, and restricted cash at end of period	$45,360	$21,637	$89,203
Supplemental disclosures of non-cash investing and financing information
Conversion of preferred stock to common stock and additional paid-in capital	$—	$—	$129,577
Deferred follow on offering costs included in accrued liabilities		$229	$—
Purchases of property and equipment included in accounts payable	$1,149	$204	$(16)
Reclassification of employee stock liability to equity upon vesting	$18	$29	$133
Right-of-use asset obtained in exchange for lease obligation	$—	$—	$8,405
Modification of operating lease	$—	$—	$(188)
Tenant improvements provided by landlord	$—	$—	$5,784

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

Liquidity

Since inception, the Company has incurred significant losses and has negative cash flows from operations. As of December 31, 2021, the Company had an accumulated deficit of $284.8 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of December 31, 2021, the Company had cash, cash equivalents, and marketable securities of $114.6 million, which is available to fund future operations. The Company believes that its cash, cash equivalents and marketable securities as of December 31, 2021, provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of this Annual Report. The Company will need to raise additional capital to support the completion of its research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of stock options, the research period of the collaboration agreements with AbbVie Biotechnology Ltd. (“AbbVie”), operating lease asset and lease liabilities, income tax uncertainties and certain accruals. As of December 31, 2021, the Company has not experienced a significant financial impact directly related to the COVID-19 pandemic. See Note 1 Organization – Liquidity for more information

Segment Reporting

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

For the year ended December 31, 2021 and 2020, the Company classified $0.7 million and $0.5 million, respectively, as restricted cash related to a letter of credit established for an operating lease entered into in August 2018 and collateral related to a deposit for an operating lease entered into in October 2021. The restricted cash is classified in “Other assets” in the balance sheets. See Note 6 Commitments and Contingencies for more information.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	As of December 31,
	2021	2020	2019
	(in thousands)
Balance Sheets
Cash and cash equivalents	$44,687	$21,170	$88,736
Restricted cash (included in other assets)	673	467	467
Cash, cash equivalents and restricted cash in Statements of Cash Flows	$45,360	$21,637	$89,203

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

Employee 401(k) Plan

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code (the “Code”) covering substantially all U.S. employees of Harpoon. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Code. Eligible employees may defer up to 100% of their eligible compensation up to the annual maximum as determined by the Internal Revenue Service. The Company’s contributions to the plan are discretionary. For the years ended December 31, 2021 and December 31, 2020, the Company made matching contributions of $0.4 million and $0.3 million, respectively. The Company did not make any matching contributions for the year ended December 31, 2019.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. As discussed in Note 10 Net Loss Per Share, the unvested portion of early exercised stock options are excluded from the computation of weighted average shares as the continuing vesting of such shares is contingent on the holders’ continued service to the Company. Diluted net loss per share is the same as basic net loss per share for each period presented, since the effects of potentially dilutive securities are antidilutive given the net loss of the Company.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss, primarily unrealized gains or losses on the Company’s marketable securities.

Deferred Offering Costs

At December 31, 2021, the Company had $0.2 million of deferred offering costs included in other assets on the balance sheet, consisting of legal, accounting and other fees and costs directly attributable to our Sales Agreement with Cantor Fitzgerald and the follow on public offering, which was completed in January 2021. The deferred offering costs attributable to the follow on public offering were offset against the gross proceeds of the follow on public offering in January 2021.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740 in order to reduce cost and complexity of its application. The ASU removes the exception related to the incremental approach for intraperiod tax allocation as well as two exceptions related to accounting for outside basis differences of equity method investments and foreign subsidiaries. The ASU also amends the scope of ASC 740 related to a franchise tax (or similar tax) that is partially based on income; clarifies when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; specifies that an entity is not required to allocate income tax expense to a legal entity that is both not subject to tax and disregarded by the taxing authority; and clarifies that all tax effects, both deferred and current, should be accounted for in the interim period that includes the enactment date. The ASU became effective for the Company on January 1, 2021 and did not have a material impact on the Company's financial statements.

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

3.
Fair Value Measurement

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$42,867	$42,867	$—	$—
Short-term marketable securities
U.S. government treasuries	9,999	9,999	—	—
U.S. government securities	45,241	45,241	—	—
Corporate debt securities	23,474	—	23,474	—
U.S. government agency securities	11,697	—	11,697	—
Long-term marketable securities
U.S. government securities	1,522	—	1,522	—
Total cash equivalents and marketable securities	$134,800	$98,107	$36,693	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$15,696	$15,696	$—	$—
U.S. government treasuries	32,497	32,497	—	—
Short-term marketable securities
U.S. government securities	40,652	40,652	—	—
Corporate debt securities	21,641	—	21,641	—
U.S. government agency securities	10,071	—	10,071	—
Long-term marketable securities
Corporate debt securities	9,080	—	9,080	—
U.S. government securities	12,294	12,294	—	—
U.S. government agency securities	2,571	—	2,571	—
Total cash equivalents and marketable securities	$144,502	$101,139	$43,363	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company has no Level 3 assets or liabilities as of December 31, 2021 or 2020. There were no transfers between Level 1 and Level 2 during the years ended December 31, 2021 and 2020.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of December 31, 2021 and 2020.

4.
Available-for-Sale Securities

All marketable securities were considered available-for-sale at December 31, 2021. The amortized cost, gross unrealized holding gains or losses and fair value of the Company’s marketable securities by major security type are summarized in the tables below:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$42,867	—	—	$42,867
Total cash equivalents	42,867	—	—	42,867
Short-term marketable securities:
U.S. government treasuries	9,999	—	—	9,999
U.S. government agency securities	11,697	1	(1)	11,697
U.S. government securities	45,257	—	(16)	45,241
Corporate debt securities	23,495	—	(21)	23,474
Total short-term marketable securities	90,448	1	(38)	90,411
Long-term marketable securities:
U.S. government securities	1,532	—	(10)	1,522
Total long-term marketable securities	1,532	—	(10)	1,522
Total	$134,847	$1	$(48)	$134,800

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$15,696	—	—	$15,696
Total cash equivalents	15,696	—	—	15,696
Short-term marketable securities:
U.S. government treasuries	32,493	3	—	32,496.00
U.S. government agency securities	10,070	1	—	10,071
U.S. government securities	40,638	21	(8)	40,651
Corporate debt securities	21,650	1	(9)	21,642
Total short-term marketable securities	104,851	26	(17)	104,860
Long-term marketable securities:
U.S. government agency securities	2,568	4	—	2,572
U.S. government securities	12,298	—	(4)	12,294
Corporate debt securities	9,086	—	(6)	9,080
Total long-term marketable securities	23,952	4	(10)	23,946
Total	$144,499	$30	$(27)	$144,502

As of December 31, 2021, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2021. All marketable securities with unrealized losses at December 31, 2021 balance sheet date have been in a loss position for less than twelve months or the loss is not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

5.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2021	2020
	(in thousands)
Laboratory equipment	$5,886	$4,636
Furniture and fixtures	585	585
Computer equipment and software	91	91
Leasehold improvements	8,872	8,872
	15,434	14,184
Less: Accumulated depreciation and amortization	(6,186)	(3,996)
Total property and equipment, net	$9,248	$10,188

Depreciation and amortization expense for property and equipment amounted to $2.2 million, $2.1 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2021	2020
Accrued research and development	$11,041	$8,835
Accrued personnel costs	5,238	3,860
Accrued professional and consulting fees	200	790
Accrued offering costs	—	229
Other	883	131
Total accrued liabilities	$17,362	$13,845

6.
Commitments and Contingencies

Leases

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease commencement date was July 1, 2019, at which the Company took occupancy. The Cove Lease includes an option to renew, exercisable at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of December 31, 2021, the Company has not determined whether it will exercise its option to extend the lease term. Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. The Cove Lease qualifies as an operating lease.

In October 2021, the Company entered into a lease agreement for additional office space in South San Francisco, California. Upon the execution of the lease agreement, the Company provided the landlord with a security deposit of $0.2 million, which is included in other assets on the balance sheet. In addition, as of December 31, 2021, the lease commencement date has not yet taken effect, as such, the Company did not recognize a right of use asset and lease liability associated with this lease.

The following table summarizes the presentation in the Company’s balance sheet of its operating lease (in thousands):

As of December 31, 2021
Assets:
Operating lease right-of-use assets	$6,127
Liabilities
Operating lease liabilities	$1,649
Operating lease liabilities, net of current portion	10,538
Total operating lease liabilities	$12,187

As of December 31, 2020
Assets:
Operating lease right-of-use assets	$6,583
Liabilities
Operating lease liabilities	$1,202
Operating lease liabilities, net of current portion	12,313
Total operating lease liabilities	$13,515

The Company incurred $0.9 million, $0.7 million and $0.4 million in variable lease costs for each of the years ended December 31, 2021, 2020 and 2019, respectively.

Future minimum lease payments under the Cove Lease as of December 31, 2021 are as follows (in thousands):

As of December 31, 2021	Operating Lease Commitments
2022	$2,654
2023	2,738
2024	2,825
2025	2,916
2026	3,009
Thereafter	1,270
Total future minimum lease payments	15,412
Less: Present value adjustment for minimum lease commitments	(3,225)
Total	$12,187

As of December 31, 2021, the weighted average remaining lease term was 5.50 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.95%.

Rent expense was $1.7 million, $1.7 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of the right-of-use lease assets was $0.5 million, $0.4 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Maverick Litigation

On April 3, 2020, the Delaware Chancery Court (the "Court") issued a memorandum opinion, which related only to the Company’s ProTriTAC platform. The Court ruled in favor of the Company on claims by Maverick Therapeutics, Inc. (“Maverick”) for breach of contract and misappropriation of trade secrets and dismissed those claims. As part of that ruling, the Court determined that the Company’s ProTriTAC technology is not in a field that is subject to a four year non-compete. The Court found in favor of Millennium Pharmaceuticals, Inc. (“Millennium”) on its claim against the Company for fraud in inducing Millennium’s January 2017 investment in Maverick. The Court found that Millennium had not proved its claims for tortious interference with contract and business relations or unfair competition, and those claims were dismissed. The Court held a one-day trial on Millennium’s damages claim on September 22, 2020, and closing arguments were held December 8, 2020.

On April 23, 2021, following a damages phase, the Court issued a memorandum opinion awarding Millennium $38.2 million in damages, plus pre-judgment interest. The Court’s opinion stated that pre-judgment interest would be calculated as set forth in 6 Del. Code Section 2301(a), which generally provides that the legal rate of interest shall be 5% over the Federal Reserve discount rate.

On May 5, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Millennium and Maverick to resolve the parties’ previously reported lawsuit. Pursuant to the terms of the Settlement Agreement, Millennium filed a proposed order and final judgment with the Court on May 5, 2021; the Company paid on May 5, 2021 the full amount of damages awarded by the Court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021; and the Company, Millennium and Maverick each agreed to forego and waive its right to appeal the order and final judgment. Following execution of the Settlement Agreement, the Company is free to continue to develop its ProTriTAC platform and product candidates. The Court approved the proposed order and entered a final judgment on May 5, 2021. The $50.0 million litigation settlement payment is reflected in the statement of operations for year ended December 31, 2021.

7.
Collaboration & License Agreements

Development and Option with AbbVie

On November 20, 2019, the Company entered into a Development and Option Agreement with AbbVie (as amended, the “Development and Option Agreement”) in connection with the Company’s HPN217 program, which targets B cell maturation antigen, ("BCMA"). Pursuant to such agreement, the Company granted to AbbVie an option to a worldwide, exclusive license under the Company’s patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA (the "HPN217 Products"). Under the Development and Option Agreement, the Company filed an Investigational New Drug Application for HPN217 and is responsible for conducting clinical development activities pursuant to a mutually agreed development plan, including conducting a Phase 1/2 clinical trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to take a worldwide, exclusive license to such HPN217 program.

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

Upon execution of the Development and Option Agreement, the Company received an upfront payment of $30.0 million. Additionally, in June 2020, the Company received a development milestone payment of $50.0 million as a result of initiating its Phase 1/2 clinical trial by dosing the first patient in trial in April 2020.

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

The transaction price of $80.0 million, relates to a single unit of accounting. The initial development activities are considered a single unit of accounting. The Company recognizes revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of December 31, 2021, the Company had changes to the overall estimated costs to satisfy the performance obligation and as such, the Company adjusted revenue recognized relative to the measure of performance. As a result, the Company recorded additional $4.3 million of revenue in the fourth quarter of 2021.

The Company recognized $18.4 million and $13.8 million of revenue for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had recorded $46.1 million in deferred revenue, of which $32.4 million is classified as long-term and $13.6 million as short-term deferred revenue, in the accompanying balance sheet.

As of December 31, 2021, the Company will recognize royalty revenue in the period of sale of the related products, if any, based on the underlying contract terms. No such amounts were recognized during the year ended December 31, 2021.

Amended and Restated Discovery Collaboration Agreement with AbbVie

On August 16, 2021, the Company entered into Amendment No. 1 to the Amended and Restated Discovery Collaboration and License Agreement with AbbVie, or the First Amendment, which amends the Amended and Restated Discovery Collaboration and License Agreement entered on November 20, 2019, between the Company and AbbVie (such agreement, as amended by the First Amendment, the "Restated Collaboration Agreement"). The Restated Collaboration Agreement amends and restates the Discovery Collaboration and License Agreement entered into between the Company and AbbVie, dated October 20, 2017 and amended April 3, 2019, or the Original Collaboration Agreement. Pursuant to the First Amendment, the Company and AbbVie agreed to include the ProTriTAC technology within the Restated Collaboration Agreement. Pursuant to the Original Collaboration Agreement, the Company granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporate the Company’s proprietary TriTAC technology together with soluble TCRs provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Original Collaboration Agreement, AbbVie was granted the right to designate up to two targets for development of TriTAC constructs, which it selected in 2017 and 2019, respectively. Pursuant to the Restated Collaboration Agreement, AbbVie is permitted to designate two further targets, with an option to select up to four additional targets, selected during a specified period following the effective date, to be the subject of activities under the collaboration, and is granted a worldwide, exclusive license to develop and commercialize products that incorporate either the Company’s proprietary TriTAC platform technology, or (as a result of and pursuant to the First Amendment) its ProTriTAC platform technology, to pursue available T cell receptors, or TCRs and/or antibody targets. Such products may incorporate antibodies provided by AbbVie or by the Company. During a period of up to four years following the date of AbbVie’s designation of each target for the products, and subject to confirmation of target availability, the Company and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising the Company’s proprietary TriTAC or ProTriTAC technologies, as applicable, in conjunction with the soluble TCR or antibody sequences directed at the agreed upon targets of interest. The Company may not, including through any third party, develop or commercialize any competing product that binds to any of the included targets. As was the case under the Original Collaboration Agreement, following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed in each Major Market (as defined in the Restated Collaboration Agreement).

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

At the inception of the Original Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the two initial targets. The Company has evaluated the transaction price and has determined $17.0 million is still appropriate as of December 31, 2021. For the year ended December 31, 2021, 2020 and 2019, $4.3 million, $3.7 million and $4.0 million of revenue have been recognized in the accompanying statement of operations and comprehensive loss, respectively. As of December 31, 2021, the Company had recognized the full $17.0 million upfront payment related to the initial two targets.

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019. The Company allocates $10.0 million to each additional target selected. The company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of December 31, 2021, the Company determined that a transaction price of $20.0 million was still appropriate. The Company recognized $0.9 million of revenue related to the upfront payment for the year ended December 31, 2021.

As of December 31, 2021, the Company has recorded $19.1 million in deferred revenue, of which $14.1 million is classified as long-term and $5.0 million as short-term deferred revenue, in the accompanying balance sheet.

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

As of December 31, 2020, the Company had not recognized or earned any milestone payments under the Original Collaboration or Restated Collaboration Agreement including the First Amendment. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized during the year ended December 31, 2021.

Collaboration and License Revenue

For the years ended December 31, 2021, 2020 and 2019, collaboration and license revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

Collaboration and License Revenue	2021	2020	2019
AbbVie Restated Collaboration Agreement	$5,240	$3,667	$4,039
AbbVie Development and Option Agreement	18,414	13,777	1,738
Total collaboration and license revenue	$23,654	$17,444	$5,777

8.
Convertible Preferred Stock

As of December 31, 2018, the Company had an aggregate of 16,618,448 shares of Series A, B and C convertible preferred stock. The convertible preferred stock was classified outside of total stockholders’ equity because, in the event of certain “liquidation events” that are not solely within the control of the Company (including a merger, acquisition or sale of all or substantially all of the Company’s assets), the shares would become redeemable at the option of the holders.

Convertible preferred stock consists of the following:

	As of December 31, 2018
		Shares Issued		Aggregate
	Shares	and	Carrying	Liquidation
	Authorized	Outstanding	Value	Preference
	(In thousands, except share data)
Series A	15,000,000	3,050,329	$14,926	$15,008
Series B	35,000,000	7,068,184	44,906	45,166
Series C	32,000,000	6,499,935	69,745	70,004
	82,000,000	16,618,448	$129,577	$130,178

On the completion of the IPO (see Note 1), all outstanding shares of convertible preferred stock were automatically converted into 16,618,448 shares of common stock. As of December 31, 2021, the Company did not have any convertible preferred stock issued or outstanding.

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

Stock Option Activity

The following summarizes option activity under the 2019 Plan and the 2015 Plan as combined:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2019	2,985,100	2.89	8.27	35,509
Options granted	1,147,621	14.28
Options exercised	(414,782)	2.54
Options cancelled	(88,061)	9.12
Balance as of December 31, 2020	3,629,878	6.38	7.88	37,498
Options granted	2,293,225	13.72
Options exercised	(216,834)	2.54
Options cancelled	(235,452)	12.75
Balance as of December 31, 2021	5,470,817	9.23	7.96	12,064
Vested and expected to vest as of December 31, 2021	5,470,817	9.23	7.96	12,064
Exercisable as of December 31, 2021	2,530,221	6.44	6.69	9,735

As of December 31, 2021, 1,505,456 shares were reserved by the Company to grant under the 2019 Plan. The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock, as determined by the Board of Directors. The intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $3.0 million, $5.6 million and $7.6 million, respectively. There is no future tax benefit related to options exercised, as the Company has accumulated net operating losses at December 31, 2021, 2020 and 2019.

During the years ended December 31, 2021, 2020 and 2019, the estimated weighted-average grant-date fair value of the stock options vested was $4.49, $2.63 and $1.33 per share, respectively, and the estimated weighted-average grant-date fair value of stock options granted was $9.69, $9.63 and $8.91 per share, respectively.

Stock-Based Compensation

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	5.94	5.99	5.86
Expected volatility	86.81%	78.86%	77.71%
Risk-free interest rate	0.95%	1.03%	2.17%
Expected dividend	0%	0%	0%

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

Total stock-based compensation was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development	$4,784	$1,980	$656
General and administrative	4,678	2,880	1,415
Total stock-based compensation	$9,462	$4,860	$2,071

Stock-based compensation related to non-employee awards, which is included in the table above, was $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In addition to the stock-based compensation expense showing in the above table, as of December 31, 2021, there is an additional $22.2 million of unrecognized stock-based compensation related to unvested stock options that is expected to be recognized over a weighted-average period of 2.63 years.

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

The Company issued 76,694 shares under the 2019 ESPP during the year ended December 31, 2021. The Company has approximately 617,000 shares reserved for future issuance as of December 31, 2021.

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Expected term (years)	0.5	0.5
Expected volatility	75.47%	98.37%
Risk-free interest rate	0.05%	0.14%
Expected dividend	0%	0%

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The shares related to early exercised stock options are subject to our lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the repurchase right lapses. As of December 31, 2021 and 2020, there was $8,000 and $26,000, respectively, recorded in other current liabilities relating to shares subject to repurchase. For accounting purposes, unvested early exercised shares are not considered issued and outstanding until the awards vest. As a result of early exercises under the 2015 Plan, 4,608 and 20,839, shares had not vested and were subject to repurchase as of December 31, 2021 and 2020, respectively.

10.
Income Taxes

	December 31,
	2021	2020	2019
Computed expected tax benefit (at federal statutory income tax rate of 21%)	$(24,511)	$(10,481)	$(11,584)
State tax	2,978	(4,231)	(4,599)
Stock compensation	534	321	(490)
Tax credits	2,222	1,552	587
Change in valuation allowance	18,800	12,540	16,059
Other	(23)	299	27
Total provision for income taxes	$—	$—	$—

Since inception, the Company has only generated pretax losses. For the years ended December 31, 2021 and 2020, the Company recorded no provision for income taxes due to the losses incurred. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$46,252	$28,198
Stock-based compensation	1,325	329
Deferred revenue	13,685	13,274
Lease liability	2,568	3,791
Other	927	927
Total deferred tax assets	64,757	46,519
Less: valuation allowance	(63,462)	(44,654)
Net deferred tax assets	1,295	1,865
Fixed assets	(8)	(23)
Right-of-use asset	(1,287)	(1,842)
Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $18.8 million and $12.5 million during the years ended December 31, 2021 and 2020.

The Company has net operating carryforwards for federal and California income tax purposes of approximately $288.1 million and $202.8 million as of December 31, 2021 and 2020. The federal net operating loss carryforwards of $23.1 million, if not utilized, will expire beginning in 2035 and $163.4 million is carryforward indefinitely. The state net operating loss carryforwards of $101.6 million, if not utilized, will expire beginning in 2035.

The Company has research and development credit carryforwards for federal and California income tax purposes of approximately $16.2 million and $10.3 million as of December 31, 2021 and 2020. The federal credit carryforwards of $11.0 million, if not utilized, will expire beginning in 2035. The state credit carryforwards indefinitely.

Federal and California tax laws imposes significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (“Section 382”). The Company believes a change in ownership, as defined by Section 382, has occurred but a formal study has not been completed. In addition, in the future the Company may experience ownership changes, which may limit the utilization of net operating loss carryforwards or other tax attributes.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2021	2020	2019
	(in thousands)
Unrecognized tax benefits at January 1	$9,521	$5,844	$3,438
Additions for tax positions taken in the current year	5,689	3,972	2,656
Reductions for tax positions taken in the prior year	(110)	(295)	(250)
Unrecognized tax benefits at December 31	$15,100	$9,521	$5,844

The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. Interest and penalties have not been accrued for 2021, 2020 and 2019.

The Company files income tax returns in the United States and California. The years 2015 through 2020 remain open to U.S. federal and state examination to the extent of the utilization of net operating loss and credit carryovers. As of December 31, 2021, the Company is not under examination by the Internal Revenue Services or any state tax jurisdiction.

11.
Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2021	2020	2019
Common stock options issued and outstanding	5,470,817	3,629,878	2,985,100
ESPP shares issuable and outstanding	37,586	11,881	11,523
Early exercised stock options subject to future vesting	4,608	20,839	56,211
Total	5,513,011	3,662,598	3,052,834

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	As of December 31,
	2021	2020	2019
Net loss	(116,721)	(49,908)	(55,572)
Weighted-average shares used to compute basic and diluted net loss per share	32,274,362	25,034,947	21,746,461
Basic and diluted net loss per common share	(3.62)	(1.99)	(2.56)