Form 10-Q
period 2022-03-31
Harpoon Therapeutics, Inc.
filed 2022-05-12
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of April 29, 2022 was 33,084,139.

HARPOON THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

TABLE OF CONTENTS

PART II. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the timing of the initiation, progress, safety profiles and expected results of our preclinical studies, clinical trials and our research and development programs, as affected by various factors, including patient enrollment, rate of dose escalation and available drug supply, including impacts on the manufacturing supply chain due to the COVID-19 pandemic;
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
•
our financial performance;
•
the ongoing effects of the COVID-19 pandemic on our business, including impacts on the manufacturing supply chain, results of operations and financial performance; and
•
developments relating to our competitors and our industry, including competing therapies.

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the "Risk Factor Summary" below, under the heading “Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARPOON THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$50,738	$44,687
Short-term marketable securities	61,727	90,411
Prepaid expenses and other current assets	4,480	2,597
Total current assets	116,945	137,695
Property and equipment, net	8,722	9,248
Long-term marketable securities	—	1,522
Operating lease right-of-use asset	5,967	6,127
Other assets	813	860
Total assets	$132,447	$155,452
Liabilities and stockholders' equity
Current liabilities
Accounts payable	4,189	2,666
Accrued liabilities	15,812	17,362
Deferred revenue, current	36,875	37,462
Operating lease liabilities, current	1,707	1,649
Total current liabilities	58,583	59,139
Deferred revenue, noncurrent	22,386	27,705
Operating lease liabilities, net of current portion	10,094	10,538
Total liabilities	91,063	97,382
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2022 and December 31, 2021; 33,077,421 shares and 32,765,788 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	346,581	342,905
Accumulated other comprehensive loss	(88)	(47)
Accumulated deficit	(305,113)	(284,792)
Total stockholders' equity	41,384	58,070
Total liabilities and stockholders' equity	$132,447	$155,452

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2022	2021
Revenue
Collaboration and license revenue	$5,906	$9,007
Total revenue	5,906	9,007
Operating expenses
Research and development	20,818	16,216
General and administrative	5,401	4,604
Litigation settlement	—	49,954
Total operating expenses	26,219	70,774
Loss from operations	(20,313)	(61,767)
Interest income, net	40	94
Other expense, net	(48)	(51)
Net loss	(20,321)	(61,724)
Other comprehensive loss:
Net unrealized loss on marketable securities	(41)	(20)
Comprehensive loss	$(20,362)	$(61,744)
Net loss per share, basic and diluted	(0.62)	(1.95)
Weighted-average shares used in computing net loss per share, basic and diluted	32,879,188	31,578,636

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	32,765,788	$4	$342,905	$(47)	$(284,792)	$58,070
Issuance of common stock under equity incentive plans including exercise of stock options	309,905	—	830	—	—	830
Vesting of early exercised stock options	1,728	—	3	—	—	3
Stock-based compensation	—	—	2,843	—	—	2,843
Net loss	—	—	—	—	(20,321)	(20,321)
Unrealized loss on marketable securities	—	—	—	(41)	—	(41)
Balances at March 31, 2022	33,077,421	4	346,581	(88)	(305,113)	41,384

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	25,553,172	$3	$221,904	$3	$(168,071)	$53,839
Issuance of common stock in follow-on offering, net of underwriter discounts, commissions and issuance costs of $7,400	6,764,704	1	107,581	—	—	107,582
Issuance of common stock under equity incentive plans including exercise of stock options	113,538	—	561	—	—	561
Vesting of early exercised stock options	7,319	—	6	—	—	6
Stock-based compensation	—	—	2,136	—	—	2,136
Net loss	—	—	—	—	(61,724)	(61,724)
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Balances at March 31, 2021	32,438,733	4	332,188	(17)	(229,795)	102,380

HARPOON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(20,321)	$(61,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation expense	2,843	2,136
Depreciation and amortization	604	549
Non-cash lease expense	160	25
Net amortization of discounts on marketable securities	305	574
Changes in operating assets and liabilities
Prepaid expenses and other assets	(1,884)	(1,143)
Other assets	47	316
Accounts payable	946	1,070
Accrued liabilities	(1,645)	49,359
Deferred revenue	(5,906)	(9,007)
Operating lease liabilities	(387)	(232)
Net cash used in operating activities	(25,238)	(18,077)
Cash flows from investing activities
Purchases of property and equipment	597	(45)
Purchases of marketable securities	(10,505)	(82,956)
Maturities of marketable securities	40,367	43,101
Net cash provided by (used in) investing activities	30,459	(39,900)
Cash flows from financing activities
Proceeds from follow-on offering, net of issuance costs	—	107,581
Proceeds from issuance of common stock in connection with employee benefit plans	830	561
Net cash provided by financing activities	830	108,142
Net increase in cash, cash equivalents, and restricted cash	6,051	50,165
Cash, cash equivalents, and restricted cash at beginning of period	45,360	21,637
Cash, cash equivalents, and restricted cash at end of period	$51,411	$71,802
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accrued liabilities and accounts payable	$675	$—
Reclassification of employee stock liability to equity upon vesting	$3	$6

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

Liquidity

Since inception, the Company has incurred significant losses and has negative cash flows from operations. As of March 31, 2022, the Company had an accumulated deficit of $305.1 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of March 31, 2022, the Company had cash, cash equivalents, and marketable securities of $112.5 million, which is available to fund future operations. The Company believes as of March 31, 2022 that its cash, cash equivalents and marketable securities provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying condensed financial statements. The Company will need to raise additional capital to support the completion of its research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of SEC Regulation S-X for interim financial information.

The accompanying unaudited condensed financial statements and notes should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022 (the “2021 Annual Report on Form 10-K”). The Balance Sheet as of December 31, 2021 was derived from the audited annual financial statements as of the period then ended. Certain information and footnote disclosures typically included in the Company's audited annual financial statements have been condensed or omitted. The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. The accompanying unaudited condensed financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the three months ended March 31, 2022, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2021 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 2, “Summary of Significant Accounting Policies,” to the Company’s

audited annual financial statements included in the 2021 Annual Report on Form 10-K which have been prepared in accordance with GAAP.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed financial statements include, but are not limited to, the fair value of stock options, the research period of the collaboration agreements with AbbVie Biotechnology Ltd. (“AbbVie”), operating lease asset and lease liabilities, income tax uncertainties and certain accruals. As of March 31, 2022, the Company has not experienced a significant financial impact directly related to the COVID-19 pandemic. See Note 1 Organization – Liquidity for more information.

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

For the periods ended March 31, 2022 and December 31, 2021, the Company classified $0.7 million as restricted cash related to a letter of credit established for an operating lease entered into in August 2018 and collateral related to a deposit for an operating lease entered into in October 2021. The restricted cash is classified in “Other assets” in the condensed balance sheets. See Note 6 Commitments and Contingencies for more information.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows.

	As of
	March 31, 2022	March 31, 2021
	(in thousands)
Balance Sheets
Cash and cash equivalents	$50,738	$71,335
Restricted cash (included in other assets)	673	467
Cash, cash equivalents and restricted cash in condensed Statements of Cash Flows	$51,411	$71,802

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

3. Fair Value Measurement

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$44,193	$44,193	$—	$—
Corporate debt securities	1,500	1,500	—	—
Short-term marketable securities
U.S. government treasuries	9,969	9,969	—	—
U.S. government securities	33,068	33,068	—	—
Corporate debt securities	12,450	—	12,450	—
U.S. government agency securities	4,738	—	4,738	—
Non-U.S. government securities	1,502	—	1,502	—
Total cash equivalents and marketable securities	$107,420	$88,730	$18,690	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$42,867	42,867	$—	$—
Short-term marketable securities
U.S. government treasuries	9,999	9,999	—	—
U.S. government securities	45,241	45,241	—	—
Corporate debt securities	23,475	—	23,475	—
U.S. government agency securities	11,697	—	11,697	—
Long-term marketable securities
U.S. government securities	1,522	—	1,522	—
Total cash equivalents and marketable securities	$134,801	$98,107	$36,694	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company had no Level 3 assets or liabilities as of March 31, 2022 and December 31, 2021. There were no transfers between Level 1 and Level 2 for the periods ended March 31, 2022 and December 31, 2021.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of March 31, 2022 and December 31, 2021.

4. Available-for Sale Securities

All marketable securities were considered available-for-sale at March 31, 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each condensed balance sheets date are summarized in the tables below:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Corporate debt securities	$1,500	$—	$—	$1,500
Money market funds	44,193	—	—	44,193
Total cash equivalents	45,693	—	—	45,693
Short-term marketable securities:
U.S. government treasuries	9,980	—	(11)	9,969
U.S. government agency securities	4,739	—	(1)	4,738
U.S. government securities	33,092	—	(24)	33,068
Corporate debt securities	12,479	—	(29)	12,450
Non-U.S. government securities	1,525		(23)	1,502
Total short-term marketable securities	61,815	—	(88)	61,727
Total	$107,508	$—	$(88)	$107,420

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$42,867	—	—	$42,867
Total cash equivalents	42,867	—	—	42,867
Short-term marketable securities:
U.S. government treasuries	9,999	—	—	9,999
U.S. government agency securities	11,697	1	(1)	11,697
U.S. government securities	45,257	—	(16)	45,241
Corporate debt securities	23,495	—	(20)	23,475
Total short-term marketable securities	90,448	1	(37)	90,412
Long-term marketable securities:
U.S. government securities	1,532	—	(10)	1,522
Total long-term marketable securities	1,532	—	(10)	1,522
Total	$134,847	$1	$(47)	$134,801

As of March 31, 2022 and December 31, 2021, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three months ended March 31, 2022. All marketable securities with unrealized losses as of each condensed balance sheet date have been in a loss position for less than twelve months or the loss is not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Laboratory equipment	$5,963	$5,886
Furniture and fixtures	585	585
Computer equipment and software	91	91
Leasehold improvements	8,872	8,872
	15,511	15,434
Less: Accumulated depreciation and amortization	(6,789)	(6,186)
Total property and equipment, net	$8,722	$9,248

Depreciation and amortization expense for property and equipment amounted to $0.6 million and $0.5 million for the three months periods ended March 31, 2022 and March 31, 2021, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Accrued research and development	$11,239	$11,041
Accrued personnel costs	3,206	5,238
Accrued professional and consulting fees	1,068	200
Other	299	883
Total accrued liabilities	$15,812	$17,362

6. Commitments and Contingencies

Leases

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease commencement date was July 1, 2019, at which time the Company took occupancy.

The Cove Lease includes an option to renew, exercisable at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of March 31, 2022, the Company has not determined whether it will exercise its option to extend the lease term. Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. The Cove Lease qualifies as an operating lease.

In October 2021, the Company entered into a lease agreement for additional office space in South San Francisco, California. Upon the execution of the lease agreement, the Company provided the landlord with a security deposit of $0.2 million, which is included in other assets on the balance sheet. In addition, as of March 31, 2022, the lease commencement date has not yet taken effect, as such, the Company did not recognize a right of use asset and lease liability associated with this lease.

The following table summarizes the presentation in the Company’s condensed balance sheets of its operating lease (in thousands):

As of March 31, 2022
Assets:
Operating lease right-of-use assets	$5,967
Liabilities
Operating lease liabilities	$1,707
Operating lease liabilities, net of current portion	10,094
Total operating lease liabilities	$11,801

The Company incurred $0.2 million in variable lease costs for each of the three months ended March 31, 2022 and March 31, 2021.

Future minimum lease payments under the Cove Lease as of March 31, 2022 are as follows (in thousands):

Operating Lease Commitments

Remainder of 2022	2,002
2023	2,738
2024	2,825
2025	2,916
2026	3,009
Thereafter	1,271
Total future minimum lease payments	14,761
Less imputed interest	(2,960)
Total	$11,801

As of March 31, 2022, the weighted average remaining lease term was 5.3 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.95%.

Rent expense was $0.7 million and $0.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

Amortization expense of the right-of-use lease assets was $0.2 million and $0.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

On May 5, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Millennium and Maverick to resolve the parties’ previously reported lawsuit. Pursuant to the terms of the Settlement Agreement, Millennium filed a proposed order and final judgment with the Court on May 5, 2021; the Company paid on May 5, 2021 the full amount of damages awarded by the Court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021; and the Company, Millennium and Maverick each agreed to forego and waive its right to appeal the order and final judgment. Following execution of the Settlement Agreement, the Company is free to continue to develop its ProTriTAC platform and product candidates. The Court approved the proposed order and entered a final judgment on May 5, 2021. The $50.0 million litigation settlement payment is reflected in the condensed statement of operations for the three months ended March 31, 2021.

7. Collaboration, License & Clinical Supply Agreements

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

The transaction price of $80.0 million, relates to a single unit of accounting. The initial development activities are considered a single unit of accounting. The Company recognizes revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of March 31, 2022, there were no changes to the estimate of the transaction price or adjustments to measure of performance and related revenue recognition.

The Company recognized $5.9 million and $4.4 million of revenue for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, the Company had recorded $40.2 million in deferred revenue, of which $9.1 million was classified as long-term deferred revenue and $31.1 million as short-term deferred revenue, in the accompanying condensed balance sheets.

As of March 31, 2022, the Company will recognize royalty revenue in the period of sale of the related products, if any, based on the underlying contract terms. No such amounts were recognized for the three months ended March 31, 2022.

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

At the inception of the Original Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the two initial targets. The Company has evaluated the transaction price and has determined $17.0 million is still appropriate as of March 31, 2022. As of March 31, 2022, the Company had recognized the full $17.0 million upfront payment related to the initial two targets.

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019. The Company allocates $10.0 million to each additional target selected. The Company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of March 31, 2022, the Company determined that a transaction price of $20.0 million was still appropriate. The Company recognized zero of revenue related to the upfront payment for the three months ended March 31, 2022.

As of March 31, 2022, the Company had recorded $19.1 million in deferred revenue, of which $13.3 million was classified as long-term deferred revenue and $5.8 million as short-term deferred revenue, in the accompanying condensed balance sheets.

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

As of March 31, 2022, the Company had not recognized or earned any milestone payments under the Original Collaboration or Restated Collaboration Agreement including the First Amendment. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized for the three months ended March 31, 2022.

Collaboration and License Revenue

For the three months periods ended March 31, 2022 and March 31, 2021, collaboration and license revenue in the accompanying condensed statements of operations and comprehensive loss is comprised of the following:

	For the Three Months Ended March 31,
Collaboration and License Revenue	2022	2021
AbbVie Restated Collaboration Agreement	$—	$4,583
AbbVie Development and Option Agreement	5,906	4,424
Total collaboration and license revenue	$5,906	$9,007

8. Equity

Incentive Plans

Stock Option Activity

As of March 31, 2022, there were 1,357,607 shares reserved by the Company to grant under its 2019 Equity Incentive Plan (the “2019 Plan”).

The following summarizes option activity under the Company’s 2019 Plan and 2015 Equity Incentive Plan (the “2015 Plan”):

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2021	5,470,817	$9.23	7.96	$12,064
Options granted	1,890,519	5.01
Options exercised	(203,672)	1.87
Options cancelled	(104,197)	13.36
Balance as of March 31, 2022	7,053,467	$8.23	8.31	$5,887
Exercisable as of March 31, 2022	2,644,248	$7.06	6.79	$5,204

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was $1.0 million and $1.4 million for the three months ended Mach 31, 2022 and March 31, 2021, respectively. There is no future tax benefit related to options exercised, as the Company has accumulated net operating losses on March 31, 2022 and March 31, 2021.

During the three months ended March 31, 2022 and March 31, 2021, the estimated weighted-average grant-date fair value of the stock options vested was $4.94 and $3.13 per share, respectively, and the estimated weighted-average grant-date fair value of stock options granted was $3.48 and $13.63 per share, respectively.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (years)	6.02	6.02
Expected volatility	80.76%	88.63%
Risk-free interest rate	1.67%	0.60%
Expected dividend yield	0%	0%

Total stock-based compensation was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating Expenses
Research and development	$1,462	$1,197
General and administrative	1,381	939
Total stock-based compensation	$2,843	$2,136

Stock-based compensation related to non-employee awards, which is included in the table above, was zero and $0.1 million for each of the three months ended March 31, 2022 and March 31, 2021, respectively.

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The common shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the Company’s repurchase right lapses. As of March 31, 2022 and December 31, 2021, there was approximately $5,000 and $8,000, respectively, recorded in other current liabilities relating to common shares subject to repurchase. For accounting purposes, unvested early exercised stock options are not considered issued and outstanding common shares until the stock options vest. As a result of early stock option exercises under the 2015 Plan, 2,880 and 4,608 common shares had not vested and were subject to repurchase as of March 31, 2022 and December 31, 2021, respectively.

Employee Stock Purchase Plan

In January 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective upon the closing of the Company’s IPO in February 2019. The 2019 ESPP initially reserved 250,000 shares of common stock for employee purchases under terms and provisions established by the Board of Directors. The 2019 ESPP evergreen provision provides that the number of shares reserved and available for issuance under the 2019 ESPP will automatically increase January 1st of, each year for a period of up to ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 750,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our Board of Directors. In January 2022, common stock available for issuance under the 2019 ESPP was increased by approximately 328,000 shares as a result of this evergreen provision. The Company issued 106,233 shares under the 2019 ESPP during the three months ended March 31, 2022. The Company has approximately 839,000 shares reserved for future issuance as of March 31, 2022.

Common Stock

In March 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which we may offer and sell, from time to time at our sole discretion through Cantor Fitzgerald, as our sales agent, shares of our common stock having an aggregate offering price of up to $75.0 million. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-237175). Through March 31, 2022, we had sold a total of 330,222 shares of our common stock under the Sales Agreement, resulting in aggregate net proceeds of $5.8 million. As of March 31, 2022, there was approximately $69.0 million remaining available to be sold under the terms of the Sales Agreement.

9. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,	As of March 31,
	2022	2021
Common stock options issued and outstanding	7,053,467	4,453,584
Early exercised stock options subject to future vesting	2,880	13,520
Total	7,056,347	4,467,104

10. Subsequent Event

In April 2022, the Company entered into a Master Clinical Supply Agreement with F. Hoffmann-La Roche Ltd ("Roche"), for the supply of atezolizumab (Tecentriq®). Clinical trials are planned to evaluate HPN328, a DLL3 targeting TriTAC®, in combination with atezolizumab for the treatment of patients with small cell lung cancer ("SCLC"). Under this agreement, the Company is the sponsor of the anticipated clinical trials, and Roche will supply atezolizumab. The Company does not have any financial commitments to Roche under this agreement.

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

TriTAC Pipeline Update

HPN328

In January 2021, we announced that a first patient was dosed with HPN328 in a Phase 1/2 trial as an investigational treatment of SCLC and other tumors associated with DLL3 expression. In December 2021, we provided a clinical update on our ongoing Phase 1/2 clinical trial. As of the December 2, 2021 data-cutoff date, fifteen patients had been enrolled in dose cohorts ranging from 15 µg to 7200 µg per week in both fixed and step dose cohorts administered once weekly by intravenous infusion. 15 patients with a median of 2 lines (range 1 to 5) of prior therapy have been enrolled and eligible patients include small cell lung cancer patients who have relapsed after platinum chemotherapy and patients with other malignancies with high grade neuroendocrine tumors associated with DLL3 expression. HPN328 has been well tolerated with Grade 1-2 cytokine release syndrome, or CRS, reported in 33% of patients, no dose limiting toxicities, or DLTs were observed and maximum tolerated dose, or MTD, had not been reached. Among four patients with small cell lung cancer receiving the two highest doses tested to date, 1215 µg fixed dose and 3600-7200 µg step dose, three had target lesion reduction, including 1 confirmed RECIST partial response, or cPR. The patient with a cPR experienced a target lesion reduction of 53% at week 9. In March 2022, we received orphan drug designation for the treatment of SCLC.

In April 2022, we entered into a Master Clinical Supply Agreement with F. Hoffmann-La Roche Ltd, or Roche, for the supply of atezolizumab (Tecentriq®). Clinical trials are planned to evaluate HPN328, a DLL3 targeting TriTAC®, in combination with atezolizumab for the treatment of patients with SCLC. Under this agreement, we are the sponsor of the anticipated clinical trials, and Roche will supply atezolizumab.

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

Clinical benefit was observed in the patients receiving higher doses. In eight disease evaluable patients enrolled at 2150 µg/week an ORR of 63% was reported (five out of eight patients) consisting of one stringent CR, one very good partial response, or VGPR, and three PRs including one patient with prior BCMA-targeting therapy exposure. The disease control rate, or DCR, was 88% based on seven out of eight patients. For the 2860 µg/week cohort consisting of five evaluable patients, the ORR was two out of five (40%) including a PR and a stringent complete response, or sCR, with a DCR of 60%. As of the data cutoff, all responders remained on study treatment.

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

HPN536

HPN536 is a MSLN-targeting T cell engager, and we are currently enrolling patients in a Phase 1/2a clinical trial for ovarian, pancreatic and other MSLN-expressing solid tumors. The study is collecting data to evaluate the safety, tolerability, pharmacokinetics and activity of HPN536. In December 2021, we provided a clinical update on our ongoing Phase 1/2a clinical trial, at the time of the December 2, 2021 data cutoff, dosing had occurred across 9 fixed-dose cohorts of 6 to 280ng/kg and 4 step dose cohort up to 3600ng/kg. Tumor types treated included late-stage ovarian and pancreatic cancers and mesothelioma.

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

TriTAC-XR

In November 2021, we presented preclinical data on TriTAC-XR at the 35th Society for Immunotherapy of Cancer, or SITC, annual meeting and more recently, in April 2022, we presented additional preclinical data on TriTAC-XR platform at the American Association for Cancer Research, or AACR, annual meeting. Both poster presentations demonstrated the efficacy of the platform, in vitro and showed in non-human-primates that TriTAC-XR can produce pharamacodynamic, or PD, effects similar to a TriTAC with significantly lower cytokine release than a comparable TriTAC. In addition, the expected safety improvement of TriTAC-XR could enable the treatment of non-oncology diseases in addition to solid tumors and hematologic malignancies.

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

Since our inception, we have incurred significant net operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $20.3 million and $61.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $305.1 million. Our primary use of cash is to fund net losses, operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

•
continue the research and development of HPN328, HPN217, HPN536 and HPN601, as well as our other product candidates;
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

Through the period ended March 31, 2022, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $5.8 million in net proceeds from the sale of shares of our common stock.

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

While we are currently continuing our clinical trials we have underway in sites in the United States, the United Kingdom, and Europe, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials, as a result of potential delays or difficulties in enrolling or assessing patients in our clinical trials, clinical site initiation, diversion of healthcare resources away from the conduct of clinical trials, interruption of key clinical trial activities, disruptions in our manufacturing supply chain, among other factors. While our third-party contract manufacturers have been operating at or near normal levels and while we have not experienced any major interruptions to our contract manufacturers’ processes, it is possible that the pandemic and response efforts may have an impact in the future on our third-party contract manufacturers’ ability to produce quantities of our product candidates for preclinical testing and clinical trials. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the pandemic. Certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our contract research organizations may also need to make certain adjustments to the operation of our clinical trials in an effort to ensure the monitoring and safety of patients and minimize risk to trial integrity during the pandemic and generally. We could also see an impact on our ability to interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority, personnel resources or otherwise.

In addition, in response to the ongoing spread of COVID-19, we have established testing protocols for personnel access to our headquarter offices and laboratory. The effects of the COVID-19 pandemic could adversely impact our business, assets, operations and clinical trials, particularly if the COVID-19 pandemic continues for an extended period of time. See “Risk factors—Our business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic. The COVID-19 pandemic is ongoing in many parts of the world and may result in significant disruptions which could materially affect our operations, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites.” for more information regarding the potential impact of the COVID-19 pandemic on our business and operations. We continue to actively monitor this situation and the possible effects on our business and operations.

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

We will recognize revenue under the Development and Option Agreement as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. Accordingly, of the $30.0 million upfront payment received in 2019 and $50.0 million development milestone received in 2020, $5.9 million and $4.4 million of revenue was recognized for the three months ended March 31, 2022 and March 31, 2022, respectively, and as of March 31, 2022, we had $40.2 million of deferred revenue under the Development and Option Agreement.

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

We recognized revenue under the Original Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $17.0 million upfront payment received in 2017, zero million and $4.3 million of revenue was recognized for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, the Company had recognized the full $17.0 million upfront payment related to the initial two targets.

We will recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $20.0 million upfront payment received in 2019, zero and $0.2 million of revenue was recognized for the three months ended March 31, 2022 and March 31, 2021. As of March 31, 2022, we had $19.1 million of deferred revenue under the Restated Collaboration Agreement.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resource, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. We expect to continue to incur expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or the SEC, Nasdaq and any other securities exchange on which our securities are traded, insurance expenses, investor relations activities and other administrative and professional services.

Litigation Settlement

Litigation settlement related to the damages settlement resulting from the Maverick Litigation described in Note 6 Commitments and Contingencies to our condensed financial statements included elsewhere in this report.

Interest Income, net

Interest income, net is primarily comprised of interest income and gains or losses realized on cash and cash equivalents and marketable securities.

Other Expense, net

Other expense, net is primarily comprised of foreign currency transaction gains or losses related to certain transactions with European third-party vendors.

Results of Operations

Comparison of the Three Months ended March 31, 2022 and 2021

	For the Three Months Ended March 31,
	2022	2021	Change ($)	Change (%)
	(dollars in thousands)
Revenue:
Collaboration and license revenue	$5,906	$9,007	$(3,101)	-34%
Total revenue	5,906	9,007	(3,101)	-34%
Operating expenses:
Research and development	20,818	16,216	4,602	28%
General and administrative	5,401	4,604	797	17%
Litigation settlement	—	49,954	(49,954)	*
Total operating expenses	26,219	70,774	(44,555)	-63%
Loss from operations	(20,313)	(61,767)	(41,454)	-67%
Interest income, net	40	94	(54)	-58%
Other expense, net	(48)	(51)	(3)	5%
Net loss	$(20,321)	$(61,724)	$(41,403)	-67%

Revenue

Collaboration and license revenue decreased by $3.1 million, or 34%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due to a $4.5 million decrease in revenue recognized related to the Restated Collaboration agreement due to the delivery of the second target in first quarter of March 2021, under the Restated Collaboration Agreement, where all remaining deferred revenue associated with that target was recognized as we had no further continuing performance obligations. In addition, in the three months ended March 31, 2022, no services were performed related to the third target and the decrease in revenue was offset by a $1.4 million increase in revenue recognized related to the Development and Option Agreement, for research and development services performed.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Product and clinical development	$8,554	$6,421
Research and technology services	882	827
Laboratory supplies and equipment	552	605
Pharmacology services	353	59
Personnel-related	7,717	5,581
Facility and other allocated expenses	2,044	1,667
Consulting	716	1,056
Total research and development expenses	$20,818	$16,216

Research and development expenses increased by $4.6 million, or 28%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to a $2.5 million net increase in product and clinical development expense, research and technology services and pharmacology services due to continued development of our three product candidates, which included conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development, a $2.4 million increase in personnel-related and facility and other allocated expenses due to an increase in headcount, offset by a $0.3 million decrease in consulting fees.

General and Administrative

General and administrative expenses increased by $0.8 million, or 17%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to a $0.4 million increase in personnel-related expenses due to an increase in headcount and a $0.4 million increase in legal fees and other professional services to support our operations as a public company.

Litigation Settlement

Litigation settlement decreased by $50.0 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was due to the litigation settlement incurred in the first quarter of 2021. On April 23, 2021, following a damages phase, the Delaware Chancery Court issued a memorandum opinion awarding Millennium Therapeutics, Inc. $38.2 million in damages, plus pre-judgment interest. On May 5, 2021, we paid the full amount of damages awarded by the court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021. See Note 6 Commitments and Contingencies to our condensed financial statements included elsewhere in this report.

Interest Income, net

Interest income decreased by $0.1 million, or 58%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due to lower interest rate yields on cash, money-market and marketable securities balances and higher amortization of premiums associated marketable securities purchases.

Liquidity and Capital Resources

Liquidity

Since our inception and through March 31, 2022, we have financed our operations primarily through proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of common stock, and upfront payments received by us from our collaboration and license agreements. As of March 31, 2022, we had $112.5 million in cash, cash equivalents and marketable securities, an accumulated deficit of $305.1 million and working capital of $58.4 million.

In January 2021, we sold an aggregate 6,764,704 shares of our common stock for $107.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs.

From October 2020 through March 31, 2022, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $5.8 million in net proceeds from the sale of shares of our common stock.

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

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our financial condition, liquidity, and future results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or mitigate its impact and the economic impact on local, regional, national and international markets. We will continue to monitor the overall impact of the COVID-19 pandemic on our results of operations, financial condition, and liquidity. If the disruption caused by the COVID-19 pandemic persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our results of operations.

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

In March 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which we may offer and sell, from time to time at our sole discretion through Cantor Fitzgerald, as our sales agent, shares of our common stock having an aggregate offering price of up to $75.0 million. Cantor Fitzgerald may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market or on any other existing trading market for our common stock. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-237175). We will pay Cantor Fitzgerald a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Cantor Fitzgerald under the Sales Agreement. Through March 31, 2022, we had sold a total of 330,222 shares of our common stock under the Sales Agreement, resulting in aggregate net proceeds of $5.8 million. As of March 31, 2022, there was approximately $69.0 million remaining available to be sold under the terms of the Sales Agreement.

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

Cash Flows

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(25,238)	$(18,077)
Investing activities	30,459	(39,900)
Financing activities	830	108,142
Net increase (decrease) in cash, cash equivalents, and restricted cash	$6,051	$50,165

Cash Flows from Operating Activities

During the three months ended March 31, 2022, cash used in operating activities was $25.2 million, which consisted of a net loss of $20.3 million and a net change of $8.8 million in our net operating assets and liabilities, partially offset by $3.9 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $2.8 million, depreciation and amortization of $0.6 million, net amortization of premiums and accretion of discounts on marketable securities of $0.3 million and amortization of operating right-of-use lease asset of $0.2 million. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $5.9 million resulting from the recognition of revenue related to the AbbVie and the Development Option Agreement, a decrease of $0.4 million in operating lease obligations, a decrease in accrued liabilities of $1.6 million related to timing for research and development activities, which was offset by a net increase in prepaid expenses and other assets of $1.8 million resulting from the timing of payments made for ongoing research and development activities and operating costs to support our operations as a public company and a $0.9 million increase in accounts payable resulting from the timing of payments made for operating costs.

Cash Flows from Investing Activities

During the three months ended March 31, 2022, cash provided in investing activities of $30.5 million was primarily related to net purchases of $29.9 million from proceeds from maturities of marketable securities and purchases of lab equipment of $0.6 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, cash provided by financing activities of $0.8 million was related to proceeds from the exercise of common stock options and $0.4 million from purchases of our common stock under our 2019 employee stock purchase plan.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the three months ended March 31, 2022 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.

Critical Accounting Policies and Estimates

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before making an investment decision, together with all of the other information included in this Quarterly Report on Form 10-Q and under Part 1, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2021, or the Form 10-K. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Summary of Risk Factors

Our business is subject to a number of risks that could materially adversely affect our business, financial condition, results of operations and prospects. These risks are discussed more fully below and include, but are not limited to:

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
•
adding new clinical trial sites;
•
safety or tolerability concerns could cause us, our collaborators or governmental authorities, as applicable, to suspend or terminate a trial if it is found that the participants are being exposed to unacceptable health risks;
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

We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $20.3 million and $61.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, we had an accumulated loss of $305.1 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

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

•
the scope, progress, results and costs of developing our product candidates, and conducting preclinical studies and clinical trials, including our Phase 1/2 trial of HPN328, Phase 1/2 trial of HPN217, and Phase 1/2a trial of HPN536;
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
•
analogous U.S. state, foreign and local laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state, foreign and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of personal information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•
similar healthcare laws and regulations in foreign jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Any clinical trial could fail to produce results satisfactory to the FDA or comparable foreign regulatory authorities for a number of reasons, including the following:

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

In addition, the FDA also has substantial discretion in the approval process and may decide that our data is insufficient for approval or insufficient to proceed to a pivotal clinical trial, and the FDA may require additional preclinical, clinical or other studies. Furthermore, we may encounter delays or rejections based upon changes in policy, which could cause delays in the clinical development of any of our product candidates. For example, the FDA launched Project Optimus in 2021 as an initiative to reform the dose optimization and dose selection paradigm in oncology drug development. Project Optimus was driven by the FDA’s concerns that the current paradigm for dose selection may result in doses and schedules of molecularly targeted therapies that are inadequately characterized before initiating pivotal trials. In support of this initiative, the FDA may request sponsors of oncology product candidates to conduct dose optimization studies or may request other data or studies pre- or post-approval. The FDA also continues to develop and finalize guidance documents and implement initiatives regarding the development and clinical research of oncology product candidates. If the FDA does not believe we have sufficiently demonstrated that the selected doses for our product candidates maximize, not only the efficacy of the product candidate, but the safety and tolerability as well, our ability to complete existing trials or initiate new trials may be delayed. Even if we conduct any additional studies or generate any additional information requested by the FDA, the FDA could disagree that we have satisfied their requirements, all of which will cause significant delays and expense to our programs.

Moreover, regulatory authorities in various jurisdictions have in the past had, and may in the future have, differing requirements for, interpretations of and opinions on our preclinical and clinical data. As a result, we may be required to conduct additional preclinical studies, alter our proposed clinical trial designs or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and market our products, if approved. Further, even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority. Any of these factors, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been, delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenues or profits; increases in the costs of our products; reductions in the use or adoption of our products; and other adverse business consequences.

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

The ongoing COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. As the COVID-19 pandemic, including variants continues to spread around the globe, we may experience disruptions that could adversely impact our business and clinical trials, including:

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

We will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material adverse impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, our primary operations are located in South San Francisco, in San Mateo County. On March 16, 2020, San Mateo County issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. These orders have since been lifted, but should COVID-19 cases in California increase, the country or state may re-institute a “shelter in place” order at any time. As of March 31, 2022, we have not experienced any material delays or significant financial impacts directly related to the pandemic but have experienced some minor disruptions to clinical operations, including patient enrollment in some of our clinical trials and delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for due to limited staff at our clinical trial sites.

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

Our success depends upon the continued contributions of our key management, scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our therapies and related technologies. In April 2022, our Chief Medical Officer announced her intention to resign, effective June 1, 2022. The loss of key managers and senior scientists could delay our research and development activities. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to implement business strategy, which could have a material adverse effect on our business.

In November 2021, we appointed a new President and Chief Executive Officer. Resignations of executive officers may cause disruption in our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. Transitions may cause uncertainty among investors, employees and others concerning our future direction and performance.

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

As of April 29, 2022, we had 104 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier for any product. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Our reliance on a single-source supplier per product exposes us to certain risks, including the following:

•
our suppliers may cease or reduce production or deliveries, raise prices or renegotiate terms which would impact those products produced;
•
we may be unable to locate a suitable replacement on acceptable terms or on a timely basis, if at all;
•
if there is a disruption to any single-source supplier's operations, and if we are unable to enter into arrangements with alternative suppliers, we may need to halt our clinical trial programs;
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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2019 at a price of $14.00 per share, the reported low and high sales prices of our common stock through April 29, 2022 has ranged from $2.25 to $25.24, respectively.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors describe in this “Risk Factors” section:

•
the anticipated results of our Phase 1/2 trial of HPN328, Phase 1/2 trial of HPN217, Phase 1/2a trial of HPN536, and any other future preclinical studies and clinical trials and trials we may conduct, or changes in the development status of our product candidates;
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
•
general political and economic conditions, such as the recent outbreak of hostilities between Russia and Ukraine;
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

As of April 29, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 53.8% of our outstanding voting stock. While these stockholders collectively own less than a majority of our voting stock, these stockholders will nevertheless continue to have significant influence over matters requiring stockholder approval. Therefore, these stockholders will have the ability to influence us through this ownership position. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential and sensitive data, including personal information (such as health-related data), intellectual property, and trade secrets. We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business, particularly as a result of the COVID-19 pandemic. We also rely on third-party service providers and technologies to operate our business. parties and their information technology systems. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

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

We cannot be sure that our insurance coverage will be adequate to protect us from or to mitigate liabilities arising out of our privacy and cybersecurity practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-3880	3.1	8/5/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-3880	3.2	2/13/2019

10.1#	Employment Offer Letter by and between Julie Eastland and the Registrant dated as of October 25, 2021					X

10.2#	Amended and Restated Non-Employee Director Compensation Policy					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Definition Linkbase Document

101.DEF	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2022

HARPOON THERAPEUTICS, INC.

By:	/s/ Julie Eastland
Julie Eastland President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer (Principal Financial and Accounting Officer)