Form 10-Q
period 2022-06-30
Harpoon Therapeutics, Inc.
filed 2022-08-10
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of July 29, 2022 was 33,106,768.

HARPOON THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARPOON THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$68,568	$44,687
Short-term marketable securities	21,585	90,411
Prepaid expenses and other current assets	3,884	2,597
Total current assets	94,037	137,695
Property and equipment, net	8,247	9,248
Long-term marketable securities	—	1,522
Operating lease right-of-use asset	5,798	6,127
Other assets	869	860
Total assets	$108,951	$155,452
Liabilities and stockholders' equity
Current liabilities
Accounts payable	2,790	2,666
Accrued liabilities	17,162	17,362
Deferred revenue, current	36,504	37,462
Operating lease liabilities, current	1,767	1,649
Total current liabilities	58,223	59,139
Deferred revenue, noncurrent	14,454	27,705
Operating lease liabilities, net of current portion	9,632	10,538
Total liabilities	82,309	97,382
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2022 and December 31, 2021; 33,105,312 shares and 32,765,788 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	349,158	342,905
Accumulated other comprehensive loss	(56)	(47)
Accumulated deficit	(322,464)	(284,792)
Total stockholders' equity	26,642	58,070
Total liabilities and stockholders' equity	$108,951	$155,452

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Collaboration and license revenue	$8,303	$5,838	$14,209	$14,845
Total revenue	8,303	5,838	14,209	14,845
Operating expenses
Research and development	20,651	18,271	41,469	34,487
General and administrative	5,063	4,335	10,464	8,939
Litigation settlement	—	—	—	49,954
Total operating expenses	25,714	22,606	51,933	93,380
Loss from operations	(17,411)	(16,768)	(37,724)	(78,535)
Interest income, net	104	62	144	156
Other expense, net	(44)	(58)	(92)	(108)
Net loss	(17,351)	(16,764)	(37,672)	(78,487)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	32	16	(9)	(4)
Comprehensive loss	$(17,319)	$(16,748)	$(37,681)	$(78,491)
Net loss per share, basic and diluted	(0.53)	(0.52)	$(1.14)	$(2.45)
Weighted-average shares used in computing net loss per share, basic and diluted	33,036,873	32,505,777	32,958,711	32,044,767

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	32,765,788	$4	$342,905	$(47)	$(284,792)	$58,070
Issuance of common stock under equity incentive plans including exercise of stock options	309,905	—	830	—	—	830
Vesting of early exercisable stock options	1,728	—	3	—	—	3
Stock-based compensation	—	—	2,843	—	—	2,843
Net loss	—	—	—	—	(20,321)	(20,321)
Unrealized loss on marketable securities	—	—	—	(41)	—	(41)
Balances at March 31, 2022	33,077,421	4	346,581	(88)	(305,113)	41,384
Issuance of common stock under equity incentive plans including exercise of stock options	26,163	—	53	—	—	53
Vesting of early exercisable stock options	1,728	—	3	—	—	3
Stock-based compensation	—	—	2,521	—	—	2,521
Net loss	—	—	—	—	(17,351)	(17,351)
Unrealized gain on marketable securities	—	—	—	32	—	32
Balances at June 30, 2022	33,105,312	$4	$349,158	$(56)	$(322,464)	$26,642

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	25,553,172	$3	$221,904	$3	$(168,071)	$53,839
Issuance of common stock in follow-on offering, net of underwriter discounts, commissions and issuance costs of $7,400	6,764,704	1	107,581	—	—	107,582
Issuance of common stock under equity incentive plans including exercise of stock options	113,538	—	561	—	—	561
Vesting of early exercisable stock options	7,319	—	6	—	—	6
Stock-based compensation	—	—	2,136	—	—	2,136
Net loss	—	—	—	—	(61,724)	(61,724)
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Balances at March 31, 2021	32,438,733	4	332,188	(17)	(229,795)	102,380
Issuance of common stock pursuant to ATM facility, net of offering costs	138,153	—	2,767	—	—	2,767
Issuance of common stock under equity incentive plans including exercise of stock options	56,934	—	186	—	—	186
Vesting of early exercisable stock options	5,456	—	5	—	—	5
Stock-based compensation	—	—	2,338	—	—	2,338
Net loss	—	—	—	—	(16,764)	(16,764)
Unrealized gain on marketable securities	—	—	—	16		16
Balances at June 30, 2021	32,639,276	4	337,484	(1)	(246,559)	90,928

HARPOON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(37,672)	$(78,487)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation expense	5,364	4,473
Depreciation and amortization	1,152	1,098
Non-cash lease expense	329	160
Net amortization of discounts on marketable securities	446	1,168
Changes in operating assets and liabilities
Prepaid expenses and other assets	(1,287)	(937)
Other assets	(10)	382
Accounts payable	125	426
Accrued liabilities	(290)	2,500
Deferred revenue	(14,209)	(14,846)
Operating lease liabilities	(789)	(580)
Net cash used in operating activities	(46,841)	(84,643)
Cash flows from investing activities
Purchases of property and equipment	(53)	(45)
Purchases of marketable securities	(11,509)	(100,469)
Maturities of marketable securities	81,402	130,304
Net cash provided by investing activities	69,840	29,790
Cash flows from financing activities
Proceeds from follow-on offering, net of issuance costs	—	107,581
Proceeds from issuance of common stock in connection with employee benefit plans	882	748
Proceeds from issuance of common stock, net of issuance cost	—	2,767
Net cash provided by financing activities	882	111,096
Net increase in cash, cash equivalents, and restricted cash	23,881	56,243
Cash, cash equivalents, and restricted cash at beginning of period	45,360	21,637
Cash, cash equivalents, and restricted cash at end of period	$69,241	$77,880
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accrued liabilities and accounts payable	$98	$—
Reclassification of employee stock liability to equity upon vesting	$6	$12
Deferred offering costs included in accounts payable and accrued liabilities	$—	$8

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

Liquidity

Since inception, the Company has incurred significant losses and has negative cash flows from operations. As of June 30, 2022, the Company had an accumulated deficit of $322.5 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of June 30, 2022, the Company had cash, cash equivalents, and marketable securities of $90.2 million, which is available to fund future operations. The Company believes as of June 30, 2022 that its cash, cash equivalents and marketable securities provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying condensed financial statements. The Company will need to raise additional capital to support the completion of its research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates.

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

During the six months ended June 30, 2022, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2021 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 2, “Summary of Significant Accounting Policies,” to the Company’s audited annual financial statements included in the 2021 Annual Report on Form 10-K which have been prepared in accordance with GAAP.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed financial statements include, but are not limited to, the fair value of stock options, the research period of the collaboration agreements with AbbVie Biotechnology Ltd. (“AbbVie”), operating lease asset and lease liabilities, income tax uncertainties and certain accruals. As of June 30, 2022, the Company has not experienced a significant financial impact directly related to the COVID-19 pandemic. See Note 1 Organization – Liquidity for more information.

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

As of June 30, 2022 and December 31, 2021, the Company classified $0.7 million as restricted cash related to a letter of credit established for an operating lease entered into in August 2018 and collateral related to a deposit for an operating lease entered into in October 2021. The restricted cash is classified in “Other assets” in the condensed balance sheets. See Note 6 Commitments and Contingencies for more information.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows.

	As of
	June 30, 2022	June 30, 2021
	(in thousands)
Balance Sheets
Cash and cash equivalents	$68,568	$77,413
Restricted cash (included in other assets)	673	467
Cash, cash equivalents and restricted cash in condensed Statements of Cash Flows	$69,241	$77,880

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

3. Fair Value Measurement

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$64,223	$64,223	$—	$—
Short-term marketable securities
U.S. government treasuries	9,984	9,984	—	—
U.S. government securities	6,999	6,999	—	—
Corporate debt securities	3,107	—	3,107	—
Non-U.S. government securities	1,495	—	1,495	—
Total cash equivalents and marketable securities	$85,808	$81,206	$4,602	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$42,867	42,867	$—	$—
Short-term marketable securities
U.S. government treasuries	9,999	9,999	—	—
U.S. government securities	45,241	45,241	—	—
Corporate debt securities	23,474	—	23,474	—
U.S. government agency securities	11,697	—	11,697	—
Long-term marketable securities
U.S. government securities	1,522	—	1,522	—
Total cash equivalents and marketable securities	$134,800	$98,107	$36,693	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company had no Level 3 assets or liabilities as of June 30, 2022 and December 31, 2021. There were no transfers between Level 1 and Level 2 for the periods ended June 30, 2022 and December 31, 2021.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of June 30, 2022 and December 31, 2021.

4. Available-for Sale Securities

All marketable securities were considered available-for-sale at June 30, 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each condensed balance sheets date are summarized in the tables below:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	64,223	—	—	64,223
Total cash equivalents	64,223	—	—	64,223
Short-term marketable securities:
U.S. government treasuries	9,993	—	(9)	9,984
U.S. government securities	7,004	—	(5)	6,999
Corporate debt securities	3,126	—	(19)	3,107
Non-U.S. government securities	1,517		(22)	1,495
Total short-term marketable securities	21,640	—	(55)	21,585
Total	$85,863	$—	$(55)	$85,808

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$42,867	—	—	$42,867
Total cash equivalents	42,867	—	—	42,867
Short-term marketable securities:
U.S. government treasuries	9,999	—	—	9,999
U.S. government agency securities	11,697	1	(1)	11,697
U.S. government securities	45,257	—	(16)	45,241
Corporate debt securities	23,495	—	(20)	23,475
Total short-term marketable securities	90,448	1	(37)	90,412
Long-term marketable securities:
U.S. government securities	1,532	—	(10)	1,522
Total long-term marketable securities	1,532	—	(10)	1,522
Total	$134,847	$1	$(47)	$134,801

As of June 30, 2022 and December 31, 2021, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the six months ended June 30, 2022. All marketable securities with unrealized losses as of each condensed balance sheet date have been in a loss position for less than twelve months or the loss is not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Laboratory equipment	$6,037	$5,886
Furniture and fixtures	585	585
Computer equipment and software	91	91
Leasehold improvements	8,872	8,872
	15,585	15,434
Less: Accumulated depreciation and amortization	(7,338)	(6,186)
Total property and equipment, net	$8,247	$9,248

Depreciation and amortization expense for property and equipment amounted to $0.5 million for each of the three months ended June 30, 2022 and June 30, 2021, and $1.2 million and $1.1 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Accrued research and development	$12,440	$11,041
Accrued personnel costs	3,796	5,238
Accrued professional and consulting fees	683	200
Other	243	883
Total accrued liabilities	$17,162	$17,362

6. Commitments and Contingencies

Leases

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease commencement date was July 1, 2019, at which time the Company took occupancy.

The Cove Lease includes an option to renew, exercisable at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of June 30, 2022, the Company has not determined whether it will exercise its option to extend the lease term. Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. The Cove Lease qualifies as an operating lease.

In October 2021, the Company entered into a lease agreement for additional office space in South San Francisco, California. Upon the execution of the lease agreement, the Company provided the landlord with a security deposit of $0.2 million, which is included in other assets on the balance sheet. In addition, as of June 30, 2022, the lease commencement date has not yet taken effect, as such, the Company did not recognize a right of use asset and lease liability associated with this lease.

The following table summarizes the presentation in the Company’s condensed balance sheets of its operating lease (in thousands):

As of June 30, 2022
Assets:
Operating lease right-of-use assets	$5,798
Liabilities
Operating lease liabilities	$1,767
Operating lease liabilities, net of current portion	9,632
Total operating lease liabilities	$11,399

The Company incurred $0.2 million in variable lease costs for each of the three months ended June 30, 2022 and June 30, 2021, and $0.4 million for each of the six months ended June 30, 2022 and June 30, 2021.

Future minimum lease payments under the Cove Lease as of June 30, 2022 are as follows (in thousands):

Operating Lease Commitments

Remainder of 2022	1,344
2023	2,738
2024	2,825
2025	2,916
2026	3,009
Thereafter	1,270
Total future minimum lease payments	14,102
Less imputed interest	(2,703)
Total	$11,399

As of June 30, 2022, the weighted average remaining lease term was 5.3 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.95%.

Rent expense was $0.6 million for each of the three months ended June 30, 2022 and June 30, 2021, and $1.3 million for each of the six months ended June 30, 2022 and June 30, 2021.

Amortization expense of the right-of-use lease assets was $0.2 million and $0.1 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $0.3 million for each of the six months ended June 30, 2022 and June 30, 2021.

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

The transaction price of $80.0 million, relates to a single unit of accounting. The initial development activities are considered a single unit of accounting. The Company recognizes revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of June 30, 2022, there were no changes to the estimate of the transaction price or adjustments to measure of performance and related revenue recognition.

The Company recognized $8.3 million and $5.2 million of revenue for the three months ended June 30, 2022 and 2021, respectively. The Company recognized $9.6 million and $14.2 million of revenue for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had recorded $31.9 million in deferred revenue, of which $5.2 million was classified as long-term deferred revenue and $26.7 million as short-term deferred revenue, in the accompanying condensed balance sheets.

As of June 30, 2022, the Company will recognize royalty revenue in the period of sale of the related products, if any, based on the underlying contract terms. No such amounts were recognized for the six months ended June 30, 2022.

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

At the inception of the Original Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the two initial targets. The Company has evaluated the transaction price and has determined $17.0 million is still appropriate as of June 30, 2022. As of June 30, 2022, the Company had recognized the full $17.0 million upfront payment related to the initial two targets.

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019. The Company allocates $10.0 million to each additional target selected. The Company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of June 30, 2022, the Company determined that a transaction price of $20.0 million was still appropriate. The Company recognized zero of revenue related to the upfront payment for the six months ended June 30, 2022.

As of June 30, 2022, the Company had recorded $19.1 million in deferred revenue, of which $9.3 million was classified as long-term deferred revenue and $9.8 million as short-term deferred revenue, in the accompanying condensed balance sheets.

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

As of June 30, 2022, the Company had not recognized or earned any milestone payments under the Original Collaboration or Restated Collaboration Agreement including the First Amendment. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized for the three and six months ended June 30, 2022.

Collaboration and License Revenue

For the three and six months periods ended June 30, 2022 and June 30, 2021, collaboration and license revenue in the accompanying condensed statements of operations and comprehensive loss is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Collaboration and License Revenue	2022	2021	2022	2021
	(in thousands)		(in thousands)
AbbVie Restated Collaboration Agreement	$—	$657	$—	$5,240
AbbVie Development and Option Agreement	8,303	5,181	14,209	9,605
Total collaboration and license revenue	$8,303	$5,838	$14,209	$14,845

8. Equity

Incentive Plans

Stock Option Activity

As of June 30, 2022, there were 1,227,464 shares reserved by the Company to grant under its 2019 Equity Incentive Plan (the “2019 Plan”).

The following summarizes option activity under the Company’s 2019 Plan and 2015 Equity Incentive Plan (the “2015 Plan”):

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2021	5,470,817	$9.23	7.96	$12,064
Options granted	2,815,305	4.08
Options exercised	(229,835)	1.89
Options cancelled	(898,840)	9.05
Balance as of June 30, 2022	7,157,447	$7.44	8.20	$1,238
Exercisable as of June 30, 2022	3,086,245	$7.49	6.84	$639

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was zero and $1.0 million for the three and six months ended June 30, 2022, respectively, and $1.0 million and $2.4 million for the three and six months ended, June 30, 2021, respectively. There is no future tax benefit related to options exercised, as the Company has accumulated net operating losses on June 30, 2022 and June 30, 2021.

During the six months ended June 30, 2022 and June 30, 2021, the estimated weighted-average grant-date fair value of the stock options vested was $5.25 and $3.88 per share, respectively, and the estimated weighted-average grant-date fair value of stock options granted was $3.18 and $13.99 per share, respectively.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2022	2021
Expected term (years)	5.94	5.98
Expected volatility	81.74%	88.48%
Risk-free interest rate	1.96%	0.67%
Expected dividend yield	0%	0%

Total stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating Expenses
Research and development	$1,233	$1,087	$2,695	$2,283
General and administrative	1,289	1,251	2,670	2,190
Total stock-based compensation	$2,521	$2,338	$5,364	$4,473

Stock-based compensation related to non-employee awards, which is included in the table above, was zero for each of the three and six months ended June 30, 2022, and zero and $0.1 million for the three months and six months ended June 30, 2021, respectively.

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The common shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the Company’s repurchase right lapses. As of June 30, 2022 and December 31, 2021, there was approximately $2,000 and $8,000, respectively, recorded in other current liabilities relating to common shares subject to repurchase. For accounting purposes, unvested early exercised stock options are not considered issued and outstanding common shares until the stock options vest. As a result of early stock option exercises under the 2015 Plan, 1,152 and 4,608 common shares had not vested and were subject to repurchase as of June 30, 2022 and December 31, 2021, respectively.

Employee Stock Purchase Plan

In January 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective upon the closing of the Company’s IPO in February 2019. The 2019 ESPP initially reserved 250,000 shares of common stock for employee purchases under terms and provisions established by the Board of Directors. The 2019 ESPP evergreen provision provides that the number of shares reserved and available for issuance under the 2019 ESPP will automatically increase January 1st of, each year for a period of up to ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 750,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our Board of Directors. In January 2022, common stock available for issuance under the 2019 ESPP was increased by approximately 328,000 shares as a result of this evergreen provision. The Company issued 106,233 shares under the 2019 ESPP during the six months ended June 30, 2022. The Company has approximately 839,000 shares reserved for future issuance as of June 30, 2022.

Common Stock

In March 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which we may offer and sell, from time to time at our sole discretion through Cantor Fitzgerald, as our sales agent, shares of our common stock having an aggregate offering price of up to $75.0 million. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-237175). Through June 30, 2022, we had sold a total of 330,222 shares of our common stock under the Sales Agreement, resulting in aggregate net proceeds of $5.8 million. As of June 30, 2022, there was approximately $69.0 million remaining available to be sold under the terms of the Sales Agreement.

9. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,	As of June 30,
	2022	2021
Common stock options issued and outstanding	7,157,447	4,533,912
Early exercised stock options subject to future vesting	1,152	8,064
Total	7,158,599	4,541,976

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

TriTAC Pipeline Update

HPN328

We are currently enrolling patients in a Phase 1/2 clinical trial, HPN328, for the treatment of small cell lung cancer, or SCLC, and other tumors associated with DLL3 expression. In June 2022, we presented interim results from the ongoing dose escalation Phase 1 portion of our HPN328 clinical trial at the American Society of Clinical Oncology, or ASCO. As of April 21, 2022, 18 patients had been enrolled and treated in the dose escalation portion of the study. These include 11 patients with SCLC, 2 with neuroendocrine prostate cancer, and 5 with other neuroendocrine cancers.

The interim results showed that HPN328 demonstrated anti-tumor activity and a favorable safety profile. As of the April 21, 2022 data cut-off date, there had been no dose-limiting toxicities observed and no discontinuations due to adverse events. Treatment-related adverse events occurred in 15 (83%) patients, with only 1 (6%) Grade-3 event and no Grade >3 events. Grade 1-2 cytokine release syndrome, or CRS, occurred in 4 (22%) patients, with no Grade-3 or higher CRS reported. No immune-effector cell associated neurotoxicity syndrome (ICANS) events have been reported.

Treatment duration of >20 weeks was observed in 6 of 18 (33%) patients. At the data cut-off date, duration of treatment ranged from 4.1 to 41.4 weeks, with treatment ongoing in 5 patients. Treatment-emergent AEs observed in ≥15% of patients included cytokine release syndrome, or , chills, constipation, dysgeusia, fatigue, hypotension, and vomiting.

The highest target dose evaluated as of the data cut-off date was 12mg / week. Step dosing was initiated for target doses higher than 3.6 mg / week. Patients were premedicated with acetaminophen, dexamethasone and histamine-receptor blockers for initial doses. HPN328 demonstrated half-life extension, with a median half-life of 71 hours, and linear pharmacokinetics with dose-proportional increases in exposure at doses between 0.135 mg and 12 mg. T-cell margination and activation was observed, consistent with target engagement.

Across all dose cohorts, 7 of 18 (39%) patients demonstrated decreases in sum of target lesion diameters on radiographic assessments. 3 of 11 (27%) SCLC patients had >30% decrease in sum of target lesion diameters, including 1 confirmed partial response ongoing treatment at 32 weeks. 4 of 6 (67%) SCLC patients treated at ≥1.215mg/week had a decrease in sum of target lesion diameters. Additionally, 6 of 18 (33%) patients had a best overall response of stable disease. Dose escalation is ongoing, and the maximum tolerated dose, or MTD, is not yet reached. Dose exploration is continuing with the goal to identify an initial expansion dose in the Phase 1 safety study by year-end 2022. Additional clinical supply for the HPN328 study is on track for delivery early in the fourth quarter of 2022, which is expected to allow further exploration of select doses. Data is anticipated in the first half of 2023.

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

HPN217

In December 2021, we announced the interim results of ongoing Phase 1/2 clinical trial of HPN217. As of the November 10, 2021 data cut-off date, 37 patients had been treated in 10 cohorts with fixed doses ranging from 5 to 2860 µg/week or a step dosing regimen of 1620 µg priming dose followed by a 3240 µg/week target dose. Premedication to minimize CRS includes dexamethasone and other standard therapies. Enrolled patients had a median of 7 prior therapies. The most frequent treatment-emergent adverse events, or TEAEs, occurring in greater than 20% were anemia, 17 patients (46%), fatigue, 12 patients (32%), and transient CRS, 9 patients (24%). No grade 3 or higher CRS was reported and one DLT was reported, grade 4 AST, which resolved. MTD has not been reached.

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

In January 2021, HPN217 received orphan drug designation for the treatment of multiple myeloma. In March 2022, HPN217 was granted fast track designation for the treatment of relapsed, refractory and multiple myeloma.

Dose exploration is continuing with ongoing enrollment into initial expansion cohorts in the Phase 1 safety study. Interim data is expected by year end 2022.

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

HPN536

HPN536 is a MSLN-targeting T cell engager, and we are conducting a Phase 1/2a clinical trial for ovarian, pancreatic and other MSLN-expressing solid tumors. The study is collecting data to evaluate the safety, tolerability, pharmacokinetics and activity of HPN536. In December 2021, we provided a clinical update that, at the time of the December 2, 2021 data cutoff, dosing had occurred across 9 fixed-dose cohorts of 6 to 280ng/kg and 4 step dose cohort up to 3600ng/kg. As of June 30, 2022, we had further escalated to 7200n/kg. Tumor types treated included late-stage ovarian and pancreatic cancers and mesothelioma.

As of the December 2, 2021 data cutoff date, HPN536 appeared to be well tolerated. One CRS grade 3 occurred in the absence of dexamethasone premedication treatment. The CRS resolved, and the patient continued on study with dexamethasone premedication. As of the data cutoff date, no new DLTs had been observed other than the two previously noted from the May 31, 2021 data cutoff date. An MTD has not been identified and escalation to higher doses is underway.

HPN536 has successfully dose escalated in both fixed and step-dosing regimens and has been well tolerated at doses up to 7200ng/kg once weekly. Promising pharmacodynamic signals of T cell engagement have been observed even at sub-therapeutic doses in patients enrolled in our Phase 1 clinical study, consistent with published preclinical data.

In August 2022, we announced that, based on our decision to prioritize assets in our portfolio, we intend to seek a partner to further develop HPN536 in monotherapy or combination studies. Patients enrolled in the trial who are benefiting from HPN536 will continue to receive doses and be followed per study protocol.

HPN424

In March 2022, we announced the discontinuation of further clinical development for HPN424, our PSMA-targeting TriTAC. We intend to wind down the clinical study for the remainder of calendar year 2022, while ensuring that patients on study have access to HPN424 for their course of therapy.

ProTriTAC

In December 2021, as a part of our pipeline update, we also presented advancements in our second platform, ProTriTAC, which was designed to expand the universe of addressable targets and indications for T cell engagers. We have nominated the first ProTriTAC clinical candidate, HPN601, with Investigational New Drug application, or IND, enabling studies underway, and we expect to provide additional development updates later this year. Our ProTriTAC platform applies a prodrug concept to create a therapeutic T cell engager that remains inactive until it reaches the tumor. ProTriTACs therefore have the potential for additional tumor specificity and enhanced safety profiles because they are designed to have limited interaction with their molecular targets in healthy tissue, allowing us to target tumor-associated antigens that may be more broadly expressed. When a ProTriTAC penetrates a tumor, tumor-associated proteases cleave off the blocking domain of the ProTriTAC, thereby enabling the engagement of T cells to subsequently kill tumor cells. This activation process also diminishes the half-life of the resulting T cell engager. If active molecules leave the tumor tissue, they are rapidly eliminated from the body, therefore further limiting the potential side effects in normal tissues.

HPN601

Our first ProTriTAC candidate is currently in preclinical development. HPN601 targets EPCAM, which is expressed on variety of solid tumors.

Following a contract manufacturer-driven delay, we expect to submit an IND for HPN601 in the first half of 2023.

TriTAC-XR

In November 2021, we presented preclinical data on TriTAC-XR at the 35th Society for Immunotherapy of Cancer, or SITC, annual meeting and, in April 2022, we presented additional preclinical data on TriTAC-XR platform at the American Association for Cancer Research, or AACR, annual meeting. Both poster presentations demonstrated the efficacy of the platform, in vitro and showed in non-human-primates that TriTAC-XR can produce pharamacodynamic, or PD, effects similar to a TriTAC with significantly lower cytokine release than a comparable TriTAC. In addition, the expected safety improvement of TriTAC-XR could enable the treatment of non-oncology diseases in addition to solid tumors and hematologic malignancies.

Nomination of a second clinical candidate from one of our new discovery platforms is expected by the end of 2022.

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

Since our inception, we have incurred significant net operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $17.4 million and $16.7 million for the three months ended June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $322.5 million. Our primary use of cash is to fund net losses, operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

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

From October 2020 through the period ended June 30, 2022, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $5.8 million in net proceeds from the sale of shares of our common stock.

COVID-19 Update

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the COVID-19 virus or current or newly discovered variants, the actions taken to contain it or mitigate its impact and the economic impact on local, regional, national and international markets. Our assessment to date continues to support that we have not experienced any material delays or significant financial impacts directly related to the pandemic other than some minor disruptions to clinical operations, including some disruptions in our manufacturing supply chain that affected and may continue to affect our drug supply, disruptions in patient enrollment in some of our clinical trials and delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials due to limited staff at our clinical trial sites. We will continue to monitor the overall impact of the COVID-19 pandemic on our business, financial condition, liquidity, assets and operations, including our personnel, programs, expected timelines, expenses, third-party contract manufacturing, contract research organizations and clinical trials.

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

We will recognize revenue under the Development and Option Agreement as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. Accordingly, of the $30.0 million upfront payment received in 2019 and $50.0 million development milestone received in 2020, $8.3 million and $14.2 million of revenue was recognized for the three and six months ended June 30, 2022, respectively, and as of June 30, 2022, we had $31.9 million of deferred revenue under the Development and Option Agreement.

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

We recognized revenue under the Original Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $17.0 million upfront payment received in 2017, zero and $4.3 million of revenue was recognized for the three months ended June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022, the Company had recognized the full $17.0 million upfront payment related to the initial two targets.

We will recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $20.0 million upfront payment received in 2019, zero revenue was recognized for the three and six months ended June 30, 2022. As of June 30, 2022, we had $19.1 million of deferred revenue under the Restated Collaboration Agreement.

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

Results of Operations

Comparison of the Three and Six Months ended June 30, 2022 and 2021

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
	(dollars in thousands)				(dollars in thousands)
Revenue:
Collaboration and license revenue	$8,303	$5,838	$2,465	42%	$14,209	$14,845	$(636)	-4%
Total revenue	8,303	5,838	2,465	42%	14,209	14,845	(636)	-4%
Operating expenses:
Research and development	20,651	18,271	2,380	13%	41,469	34,487	6,982	20%
General and administrative	5,063	4,335	728	17%	10,464	8,939	1,525	17%
Litigation settlement	—	—	—	*	—	49,954	(49,954)	*
Total operating expenses	25,714	22,606	3,108	14%	51,933	93,380	(41,447)	-44%
Loss from operations	(17,411)	(16,768)	643	4%	(37,724)	(78,535)	(40,811)	-52%
Interest income, net	104	62	42	67%	144	156	(12)	-8%
Other expense, net	(44)	(58)	(14)	24%	(92)	(108)	(16)	15%
Net loss	$(17,351)	$(16,764)	$587	4%	$(37,672)	$(78,487)	$(40,815)	-52%

Revenue

Collaboration and license revenue increased by $2.5 million, or 42%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to a $3.2 million increase in revenue recognized related to the Development and Option Agreement, for research and development services performed, offset by a $0.7 million decrease in revenue recognized in the second quarter of 2021 for research and development services performed under the Restated Collaboration Agreement related to research and development services performed on the third target, under the agreement.

Collaboration and license revenue decreased by $0.6 million, or 4%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to a $5.2 million decrease in revenue recognized related to Restated Collaboration Agreement due to the delivery of the second target under the agreement in the first quarter of 2021, where all remaining deferred revenue associated with that target was recognized as we had no further continuing performance obligations, offset by a $4.6 million increase in revenue recognized related to the Development and Option Agreement, for research and development services performed.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Product and clinical development	$9,830	$8,185	$18,384	$14,606
Research and technology services	546	1,083	1,429	1,910
Laboratory supplies and equipment	696	628	1,247	1,233
Pharmacology services	76	324	429	383
Personnel-related	6,710	5,129	14,427	10,710
Facility and other allocated expenses	2,143	1,818	4,187	3,485
Consulting	650	1,104	1,366	2,160
Total research and development expenses	$20,651	$18,271	$41,469	$34,487

Research and development expenses increased by $2.4 million, or 13%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to a $1.9 million increase in personnel-related and facility and other allocated expenses due to an increase in headcount, a $1.1 million net increase in product and clinical development expense and research and technology services due to continued development of our product candidates which included conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development, offset by a $0.4 million decrease in consulting fees and a $0.2 million decrease in research and pharmacology services.

Research and development expenses increased by $7.0 million, or 20%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to a $4.4 million increase in personnel-related and facility and other allocated expenses due to an increase in headcount, a $3.3 million net increase in product and clinical development expense and research and technology services due to continued development of our product candidates which included conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development, offset by a $0.7 million decrease in consulting fees.

General and Administrative

General and administrative expenses increased by $0.7 million, or 17%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to a $0.4 million increase in legal fees and other professional services to support our operations as a public company and a $0.3 million increase in personnel-related expenses due to an increase in headcount.

General and administrative expenses increased by $1.5 million, or 17%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to a $0.8 million increase in legal fees and other professional services to support our operations as a public company and a $0.7 million increase in personnel-related expenses due to an increase in headcount.

Litigation Settlement

Litigation settlement decreased by $50.0 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was due to the litigation settlement incurred in the first quarter of 2021. On April 23, 2021, following a damages phase, the Delaware Chancery Court issued a memorandum opinion awarding Millennium Therapeutics, Inc. $38.2 million in damages, plus pre-judgment interest. On May 5, 2021, we paid the full amount of damages awarded by the court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021. See Note 6 Commitments and Contingencies to our condensed financial statements included elsewhere in this report.

Liquidity and Capital Resources

Liquidity

Since our inception and through June 30, 2022, we have financed our operations primarily through proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of common stock, and upfront payments received by us from our collaboration and license agreements. As of June 30, 2022, we had $90.2 million in cash, cash equivalents and marketable securities, an accumulated deficit of $322.5 million and working capital of $35.8 million.

In January 2021, we sold an aggregate 6,764,704 shares of our common stock for $107.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs.

From October 2020 through June 30, 2022, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $5.8 million in net proceeds from the sale of shares of our common stock.

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

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our financial condition, liquidity, and future results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the COVID-19 virus or current or newly discovered variants, the actions taken to contain it or mitigate its impact and the economic impact on local, regional, national and international markets. We will continue to monitor the overall impact of the COVID-19 pandemic on our results of operations, financial condition, and liquidity. If the disruption caused by the COVID-19 pandemic persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our results of operations.

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

In March 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which we may offer and sell, from time to time at our sole discretion through Cantor Fitzgerald, as our sales agent, shares of our common stock having an aggregate offering price of up to $75.0 million. Cantor Fitzgerald may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market or on any other existing trading market for our common stock. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-237175). We will pay Cantor Fitzgerald a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Cantor Fitzgerald under the Sales Agreement. From October 2020 through June 30, 2022, we had sold a total of 330,222 shares of our common stock under the Sales Agreement, resulting in aggregate net proceeds of $5.8 million. As of June 30, 2022, there was approximately $69.0 million remaining available to be sold under the terms of the Sales Agreement.

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of these unaudited condensed financial statements. However, we will require additional capital in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, or we may seek to control expenses by rationalizing our portfolio and reducing internal expenditures. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies and clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, operating and capital leases, making capital expenditures or declaring dividends.

Please see the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

	For the Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(46,841)	$(84,643)
Investing activities	69,840	29,790
Financing activities	882	111,096
Net increase (decrease) in cash, cash equivalents, and restricted cash	$23,881	$56,243

Cash Flows from Operating Activities

During the six months ended June 30, 2022, cash used in operating activities was $46.8 million, which consisted of a net loss of $37.7 million and a net change of $16.5 million in our net operating assets and liabilities, partially offset by $7.3 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $5.4 million, depreciation and amortization of $1.2 million, net amortization of premiums and accretion of discounts on marketable securities of $0.4 million and amortization of operating right-of-use lease asset of $0.3 million. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $14.2 million resulting from the recognition of revenue related to the AbbVie and the Development Option Agreement, a decrease of $0.8 million in operating lease obligations, and a decrease in accrued liabilities of $0.3 million related to timing for research and development activities, which was offset by a net increase in prepaid expenses and other assets of $1.3 million resulting from the timing of payments made for ongoing research and development activities and operating costs to support our operations as a public company and a $0.1 million increase in accounts payable resulting from the timing of payments made for operating costs.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2022, cash provided in investing activities of $69.8 million was primarily related to $69.9 million of net purchases and maturities of marketable securities, offset by purchases of lab equipment of $0.1 million.

During the six months ended June 30, 2021, cash provided by investing activities of $29.8 million was primarily related to net purchases and maturities of marketable securities.

Cash Flows from Financing Activities

During the six months ended June 30, 2022, cash provided by financing activities of $0.9 million was primarily from $0.5 million in proceeds from the exercise of common stock options and $0.4 million from purchases of our common stock under our 2019 employee stock purchase plan.

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

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the six months ended June 30, 2022 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
manufacturing and timely delivery of sufficient quantities of a product candidate for use in clinical trials;
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

HPN328 is currently in a Phase 1/2 clinical trial for the treatment of SCLC and other DLL3-expressing tumors. As of the April 21, 2022 data cut-off date, 18 patients had been enrolled and treated in the dose escalation portion of the study. HPN328 has been well tolerated, no dose-limiting toxicities have been observed and there have been no discontinuations due to adverse events as of the data cut-off. The highest target dose evaluated as of the data cut-off date is 12mg / week. Step dosing was initiated for target doses higher than 3.6 mg / week. We have been able to escalate to higher doses more rapidly than we initially planned, changing our clinical assumptions made in late 2020. In response we altered our drug supply planning to begin generating more HPN328 in the event we would need additional supply sooner than anticipated. However, due to the impact of the COVID-19 pandemic on our supply chain components, the start of our manufacturing runs has been delayed. We have sufficient current supply inventory of HPN328 to support all patients currently enrolled in the clinical trial. We intend to add patients to the trial when availability of existing inventory supports their expected course of therapy. If we are unable to enroll patients prior to the delivery of additional clinical supply of HPN328, the completion of the Phase 1 portion of the Phase 1/2 clinical trial may be temporarily delayed. Furthermore, if we encounter any additional challenges in our supply chain or delays in the normal lead manufacturing times, as a result of the COVID-19 pandemic or otherwise, we may experience further delays with our clinical trials.

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

We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $17.4 million and $16.7 million for the three months ended June 30, 2022 and 2021, respectively, and $37.7 million and $78.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated loss of $322.5 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of HPN328, HPN217, and HPN536, and as we continue to research and develop other potential technologies and product candidates, including HPN601. As a result, we may at times reevaluate our corporate priorities and development plans. For example, in August 2022, based on our decision to prioritize certain assets in our portfolio, we announced that we intend to seek a partnership to further develop our HPN536 program in monotherapy and combination settings.

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
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements (including a partnership arrangement for the development of our HPN536 program) and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;
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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Further, Congress is considering additional health reform measures. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, Congress is considering additional health reform measures. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been, delayed until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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
•
delays impacting our key suppliers, such as our contract manufacturers;
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

We will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material adverse impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, quarantines, shelter-in-place, executive and similar government orders occurred in 2020, including a shelter-in-place order in San Mateo County where our primary operations are located. Similar orders, shutdowns or other restrictions may occur again and restrict our business operations. As of June 30, 2022, we have not experienced any material delays or significant financial impacts directly related to the pandemic but have experienced a minor delay in the start of our manufacturing runs due to the impact of the pandemic on our HPN328 supply chain components.

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

The global outbreak of COVID-19 continues to evolve. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

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
•
the impact of public health epidemics, such as the coronavirus disease (COVID-19) currently impacting multiple jurisdictions worldwide, including the United States; and
•
business interruptions resulting from geo-political actions, including the conflict between Russia and Ukraine and other instances of war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires.

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

In November 2021, we appointed a new President and Chief Executive Officer. In addition, our former Chief Medical Officer resigned, effective June 1, 2022, and our Chief Financial Officer has announced her intention to resign, effective August 31, 2022. Resignations of executive officers may cause disruption in our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. In particular, the loss of key managers and senior scientists could delay our research and development activities. Transitions may also cause uncertainty among investors, employees and others concerning our future direction and performance.

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

As of July 29, 2022, we had 95 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We rely on our manufacturers to purchase the raw materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our drugs and our manufacturers may qualify second-source suppliers of critical raw materials to prevent a possible disruption of the supply of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. We cannot be sure that the third-party raw material suppliers will remain in business, or that they will not be purchased by a company that is not interested in continuing to produce these materials. In addition, the lead time needed to qualify a new raw material supplier can be lengthy, and we may experience delays in meeting demand for our product in the event a new supplier must be used. The time and effort to qualify a new raw material supplier could result in additional costs, diversion of resources or inability to produce a comparable product candidate, any of which would negatively impact our operating results. Any significant delay in the supply of a product candidate for an ongoing clinical trial due to the need to replace a third-party raw material manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. For example, due to the impact of the COVID-19 pandemic on our supply chain components, we experienced temporary delays in our HPN328 manufacturing supply run. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February

2019 at a price of $14.00 per share, the reported low and high sales prices of our common stock through July 29, 2022 has ranged from $1.73 to $25.24, respectively.

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
•
general political and economic conditions, such as the geopolitical instability resulting from the conflict between Russia and Ukraine;
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

As of July 29, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 51.1% of our outstanding voting stock. While these stockholders collectively own less than a majority of our voting stock, these stockholders will nevertheless continue to have significant influence over matters requiring stockholder approval. Therefore, these stockholders will have the ability to influence us through this ownership position. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-3880	3.1	8/5/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-3880	3.2	2/13/2019

10.1#	Harpoon Therapeutics, Inc. 2019 Equity Incentive Plan and related form agreements					X

10.2#	Harpoon Therapeutics, Inc. 2022 Inducement Plan, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Grant Notice and Restricted Stock Unit Award Agreement	8-K	001-3880	10.1	6/28/2022

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Definition Linkbase Document

101.DEF	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Date: August 10, 2022

HARPOON THERAPEUTICS, INC.

By:	/s/ Julie Eastland
Julie Eastland President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer (Principal Financial and Accounting Officer)