Form 10-Q
period 2022-09-30
Harpoon Therapeutics, Inc.
filed 2022-11-14
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of October 31, 2022 was 33,228,781.

HARPOON THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

TABLE OF CONTENTS

PART II. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the timing of the initiation, progress, safety profiles, expected results and any winddowns of our preclinical studies, clinical trials and our research and development programs, as affected by various factors, including patient enrollment, rate of dose escalation, adverse events, and available drug supply;
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
•
our corporate restructuring plans and the potential benefits of such plans;
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
•
our financial performance;
•
the ongoing effects of the COVID-19 pandemic on our business, results of operations and financial performance; and
•
developments relating to our competitors and our industry, including competing therapies.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARPOON THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$50,368	$44,687
Short-term marketable securities	15,730	90,411
Prepaid expenses and other current assets	3,051	2,597
Total current assets	69,149	137,695
Property and equipment, net	7,917	9,248
Long-term marketable securities	—	1,522
Operating lease right-of-use asset	5,619	6,127
Other assets	811	860
Total assets	$83,496	$155,452
Liabilities and stockholders' equity
Current liabilities
Accounts payable	2,640	2,666
Accrued liabilities	15,630	17,362
Deferred revenue, current	33,963	37,462
Operating lease liabilities, current	1,828	1,649
Total current liabilities	54,061	59,139
Deferred revenue, noncurrent	3,378	27,705
Operating lease liabilities, net of current portion	9,145	10,538
Total liabilities	66,584	97,382
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2022 and December 31, 2021; 33,228,708 shares and 32,765,788 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	351,040	342,905
Accumulated other comprehensive loss	(28)	(47)
Accumulated deficit	(334,104)	(284,792)
Total stockholders' equity	16,912	58,070
Total liabilities and stockholders' equity	$83,496	$155,452

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Collaboration and license revenue	$13,617	$4,484	$27,826	$19,329
Total revenue	13,617	4,484	27,826	19,329
Operating expenses
Research and development	20,977	16,973	62,446	51,460
General and administrative	4,529	4,186	14,993	13,125
Litigation settlement	—	—	—	49,954
Total operating expenses	25,506	21,159	77,439	114,539
Loss from operations	(11,889)	(16,675)	(49,613)	(95,210)
Interest income, net	289	48	433	204
Other expense, net	(40)	(55)	(132)	(163)
Net loss	(11,640)	(16,682)	(49,312)	(95,169)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	28	1	19	(3)
Comprehensive loss	$(11,612)	$(16,681)	$(49,293)	$(95,172)
Net loss per share, basic and diluted	(0.35)	(0.51)	$(1.49)	$(2.96)
Weighted-average shares used in computing net loss per share, basic and diluted	33,062,148	32,637,660	32,993,568	32,176,132

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	32,765,788	$4	$342,905	$(47)	$(284,792)	$58,070
Issuance of common stock under equity incentive plans including exercise of stock options	309,905	—	830	—	—	830
Vesting of early exercised stock options	1,728	—	3	—	—	3
Stock-based compensation	—	—	2,843	—	—	2,843
Net loss	—	—	—	—	(20,321)	(20,321)
Unrealized loss on marketable securities	—	—	—	(41)	—	(41)
Balances at March 31, 2022	33,077,421	4	346,581	(88)	(305,113)	41,384
Issuance of common stock under equity incentive plans including exercise of stock options	26,163	—	53	—	—	53
Vesting of early exercised stock options	1,728	—	3	—	—	3
Stock-based compensation	—	—	2,521	—	—	2,521
Net loss	—	—	—	—	(17,351)	(17,351)
Unrealized gain on marketable securities	—	—	—	32		32
Balances at June 30, 2022	33,105,312	4	349,158	(56)	(322,464)	26,642
Issuance of common stock under equity incentive plans including exercise of stock options	122,244	—	101	—	—	101
Vesting of early exercisable stock options	1,152	—	2	—	—	2
Stock-based compensation	—	—	1,779	—	—	1,779
Net loss	—	—	—	—	(11,640)	(11,640)
Unrealized gain on marketable securities	—	—	—	28	—	28
Balances at September 30, 2022	33,228,708	$4	$351,040	$(28)	$(334,104)	$16,912

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	25,553,172	$3	$221,904	$3	$(168,071)	$53,839
Issuance of common stock in follow-on offering, net of underwriter discounts, commissions and issuance costs of $7,400	6,764,704	1	107,581	—	—	107,582
Issuance of common stock under equity incentive plans including exercise of stock options	113,538	—	561	—	—	561
Vesting of early exercised stock options	7,319	—	6	—	—	6
Stock-based compensation	—	—	2,136	—	—	2,136
Net loss	—	—	—	—	(61,724)	(61,724)
Unrealized loss on marketable securities	—	—	—	(20)	—	(20)
Balances at March 31, 2021	32,438,733	4	332,188	(17)	(229,795)	102,380
Issuance of common stock pursuant to ATM facility, net of offering costs	138,153	—	2,767	—	—	2,767
Issuance of common stock under equity incentive plans including exercise of stock options	56,934	—	186	—	—	186
Vesting of early exercised stock options	5,456	—	5	—	—	5
Stock-based compensation	—	—	2,338	—	—	2,338
Net loss	—	—	—	—	(16,764)	(16,764)
Unrealized gain on marketable securities	—	—	—	16		16
Balances at June 30, 2021	32,639,276	4	337,484	(1)	(246,559)	90,928
Issuance of common stock under equity incentive plans including exercise of stock options	99,921	—	381	—	—	381
Vesting of early exercised stock options	1,728	—	3	—	—	3
Stock-based compensation	—	—	2,339	—	—	2,339
Net loss	—	—	—	—	(16,682)	(16,682)
Unrealized gain on marketable securities	—	—	—	1	—	1
Balances at September 30, 2021	32,740,925	$4	$340,207	$—	$(263,241)	$76,970

HARPOON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(49,312)	$(95,169)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation expense	7,143	6,813
Depreciation and amortization	1,679	1,632
Non-cash lease expense	508	304
Net amortization of discounts on marketable securities	413	1,854
Changes in operating assets and liabilities
Prepaid expenses and other assets	(455)	(1,081)
Other assets	49	421
Accounts payable	(53)	(29)
Accrued liabilities	(1,724)	214
Deferred revenue	(27,826)	(19,330)
Operating lease liabilities	(1,214)	(950)
Net cash used in operating activities	(70,792)	(105,321)
Cash flows from investing activities
Purchases of property and equipment	(319)	(45)
Purchases of marketable securities	(24,426)	(134,569)
Maturities of marketable securities	100,235	150,282
Net cash provided by investing activities	75,490	15,668
Cash flows from financing activities
Proceeds from follow-on offering, net of issuance costs	—	107,581
Proceeds from issuance of common stock in connection with employee benefit plans	983	1,128
Proceeds from issuance of common stock, net of issuance cost	—	2,767
Net cash provided by financing activities	983	111,476
Net increase in cash, cash equivalents, and restricted cash	5,681	21,823
Cash, cash equivalents, and restricted cash at beginning of period	45,360	21,637
Cash, cash equivalents, and restricted cash at end of period	$51,041	$43,460
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accrued liabilities and accounts payable	$28	$55
Reclassification of employee stock liability to equity upon vesting	$8	$15

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

Liquidity

Since inception, the Company has incurred significant losses and has negative cash flows from operations. As of September 30, 2022, the Company had an accumulated deficit of $334.1 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

On November 14, 2022, the Company announced a corporate restructuring designed to reduce operating expenses and align the Company's core activities with its focused clinical programs that are expected to drive long-term growth. This restructuring reflects the Company's ongoing plans to focus its resources on its clinical pipeline, including: HPN217, B-cell maturation antigen, or BCMA, HPN328, Delta-like canonical Notch ligand 3, or DLL3, HPN601, epithelial cell adhesion molecule, or EpCAM.

In connection with the restructuring plan, the Company's workforce will be reduced by approximately 45%, with the majority of the reductions taking place by end of 2022 and remainder occurring in the first half of 2023. The Company estimates that it will incur costs of up to approximately $1.75 million in charges for termination benefits related to the restructuring plan, most of which will be cash expenditures paid in 2022 and 2023. The estimates of the expenses the Company expects to incur are subject to a number of assumptions, risks and uncertainties, and actual results may differ from its estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the corporate restructuring. The Company is also initiating activities to reduce its corporate facilities footprint by subletting all of its research labs and associated office space and relocating to a smaller facility. The Company is currently evaluating the impact of the restructuring plan on certain of its assets and whether any related impairment charge will need to be recorded.

As of September 30, 2022, the Company had cash, cash equivalents, and marketable securities of $66.1 million, which is available to fund future operations. The Company believes as of September 30, 2022 that its cash, cash equivalents and marketable securities, combined with cash savings from its restructuring plan and facility reduction discussed above, as well as other cost-saving efforts, provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying condensed financial statements.

The Company will need to raise additional capital to support the completion of its research and development activities. There can be no assurance that additional funds will be available to the Company on acceptable terms on a timely basis, if at all. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates. If the Company is unsuccessful in its efforts to raise additional financing, the Company will likely be required to further reduce its operations.

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

During the nine months ended September 30, 2022, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2021 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 2, “Summary of Significant Accounting Policies,” to the Company’s audited annual financial statements included in the 2021 Annual Report on Form 10-K which have been prepared in accordance with GAAP.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed financial statements include, but are not limited to, the fair value of stock options, the research period of the collaboration agreements with AbbVie Biotechnology Ltd. (“AbbVie”), operating lease asset and lease liabilities, income tax uncertainties and certain accruals. As of September 30, 2022, the Company has not experienced a significant financial impact directly related to the COVID-19 pandemic. See Note 1 Organization – Liquidity for more information.

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

As of September 30, 2022 and December 31, 2021, the Company classified $0.7 million as restricted cash related to a letter of credit established for an operating lease entered into in August 2018 and collateral related to a deposit for an operating lease entered into in October 2021. The restricted cash is classified in “Other assets” in the condensed balance sheets. See Note 6 Commitments and Contingencies for more information.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows.

	As of
	September 30, 2022	September 30, 2021
	(in thousands)
Balance Sheets
Cash and cash equivalents	$50,368	$42,993
Restricted cash (included in other assets)	673	467
Cash, cash equivalents and restricted cash in condensed Statements of Cash Flows	$51,041	$43,460

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

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act ("TCJA") took effect creating a significant change to the treatment of research and experimental expenditures under Section 174 of the IRC Internal Revenue Code (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the United States, to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses will be capitalized and amortized over a 15-year period. This provision is not expected to have a significant material impact to the Company's financial statements.

In August 2022, the Inflation Reduction Act ("IRA") was enacted into law. The IRA establishes a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1 billion and a 1% excise tax on stock repurchases made by certain publicly traded U.S. corporations. These provisions are effective for tax years beginning after December 31, 2022. The Company does not currently qualify for the corporate alternative minimum tax, and these provisions are not expected to have a material impact to the Company's financial statements.

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

3. Fair Value Measurement

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$45,416	$45,416	$—	$—
Short-term marketable securities
U.S. government treasuries	12,969	12,969	—	—
Corporate debt securities	1,272	—	1,272	—
Non-U.S. government securities	1,489	—	1,489	—
Total cash equivalents and marketable securities	$61,146	$58,385	$2,761	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$42,867	42,867	$—	$—
Short-term marketable securities
U.S. government treasuries	9,999	9,999	—	—
U.S. government securities	45,241	45,241	—	—
Corporate debt securities	23,474	—	23,474	—
U.S. government agency securities	11,697	—	11,697	—
Long-term marketable securities
U.S. government securities	1,522	—	1,522	—
Total cash equivalents and marketable securities	$134,800	$98,107	$36,693	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company had no Level 3 assets or liabilities as of September 30, 2022 and December 31, 2021. There were no transfers between Level 1 and Level 2 for the periods ended September 30, 2022 and December 31, 2021.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of September 30, 2022 and December 31, 2021.

4. Available-for Sale Securities

All marketable securities were considered available-for-sale at September 30, 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each condensed balance sheets date are summarized in the tables below:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	45,417	—	—	45,417
Total cash equivalents	45,417	—	—	45,417
Short-term marketable securities:
U.S. government treasuries	12,970	—	(1)	12,969
Corporate debt securities	1,278	—	(6)	1,272
Non-U.S. government securities	1,509	—	(21)	1,488
Total short-term marketable securities	15,757	—	(28)	15,729
Total	$61,174	$—	$(28)	$61,146

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$42,867	—	—	$42,867
Total cash equivalents	42,867	—	—	42,867
Short-term marketable securities:
U.S. government treasuries	9,999	—	—	9,999
U.S. government agency securities	11,697	1	(1)	11,697
U.S. government securities	45,257	—	(16)	45,241
Corporate debt securities	23,495	—	(20)	23,475
Total short-term marketable securities	90,448	1	(37)	90,412
Long-term marketable securities:
U.S. government securities	1,532	—	(10)	1,522
Total long-term marketable securities	1,532	—	(10)	1,522
Total	$134,847	$1	$(47)	$134,801

As of September 30, 2022 and December 31, 2021, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the nine months ended September 30, 2022. All marketable securities with unrealized losses as of each condensed balance sheet date have been in a loss position for less than twelve months or the loss is not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Laboratory equipment	$6,232	$5,886
Furniture and fixtures	585	585
Computer equipment and software	91	91
Leasehold improvements	8,872	8,872
	15,780	15,434
Less: Accumulated depreciation and amortization	(7,863)	(6,186)
Total property and equipment, net	$7,917	$9,248

Depreciation and amortization expense for property and equipment amounted to $0.5 million for each of the three months ended September 30, 2022 and September 30, 2021, and $1.7 million and $1.6 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Accrued research and development	$11,170	$11,041
Accrued personnel costs	3,939	5,238
Accrued professional and consulting fees	435	200
Other	86	883
Total accrued liabilities	$15,630	$17,362

6. Commitments and Contingencies

Leases

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease commencement date was July 1, 2019, at which time the Company took occupancy.

The Cove Lease includes an option to renew, exercisable at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of September 30, 2022, the Company has not determined whether it will exercise its option to extend the lease term. Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. The Cove Lease qualifies as an operating lease.

In October 2021, the Company entered into a lease agreement for additional office space in South San Francisco, California. Upon the execution of the lease agreement, the Company provided the landlord with a security deposit of $0.2 million, which is included in other assets on the balance sheet. In addition, as of September 30, 2022, the lease commencement date has not yet taken effect, as such, the Company did not recognize a right of use asset and lease liability associated with this lease.

The following table summarizes the presentation in the Company’s condensed balance sheets of its operating lease (in thousands):

As of September 30, 2022
Assets:
Operating lease right-of-use assets	$5,619
Liabilities
Operating lease liabilities	$1,828
Operating lease liabilities, net of current portion	9,145
Total operating lease liabilities	$10,973

The Company incurred $0.2 million in variable lease costs for each of the three months ended September 30, 2022 and September 30, 2021, and $0.6 million for the nine months ended September 30, 2022 and $0.7 million for the nine months ended September 30, 2021.

Future minimum lease payments under the Cove Lease as of September 30, 2022 are as follows (in thousands):

Operating Lease Commitments

Remainder of 2022	672
2023	2,738
2024	2,825
2025	2,916
2026	3,009
Thereafter	1,270
Total future minimum lease payments	13,430
Less imputed interest	(2,457)
Total	$10,973

As of September 30, 2022, the weighted average remaining lease term was 4.8 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.95%.

Rent expense was $0.7 million for the three months ended September 30, 2022 and $0.6 million for the three months ended September 30, 2021, and $1.9 million for each of the nine months ended September 30, 2022 and September 30, 2021.

Amortization expense of the right-of-use lease assets was $0.2 million for each of the three months ended September 30, 2022 and September 30, 2021, and $0.4 million for each of the nine months ended September 30, 2022 and September 30, 2021.

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

7. Collaboration, License & Clinical Supply Agreements

Development and Option with AbbVie

On November 20, 2019, the Company entered into a Development and Option Agreement with AbbVie (as amended, the “Development and Option Agreement”) in connection with the Company’s HPN217 program, which targets B cell maturation antigen (“BCMA”). Pursuant to such agreement, the Company granted to AbbVie an option to a worldwide, exclusive license under the Company’s patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA (the “HPN217 Products”). Under the Development and Option Agreement, the Company filed an Investigational New Drug Application for HPN217 and is responsible for conducting clinical development activities pursuant to a mutually agreed development plan, including conducting a Phase 1/2 clinical trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to take a worldwide, exclusive license to such HPN217 program.

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

The transaction price of $80.0 million, relates to a single unit of accounting. The initial development activities are considered a single unit of accounting. The Company recognizes revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of September 30, 2022, there were no changes to the estimate of the transaction price or adjustments to measure of performance and related revenue recognition.

The Company recognized $8.2 million and $4.5 million of revenue for the three months ended September 30, 2022 and 2021, respectively. The Company recognized $22.4 million and $14.1 million of revenue for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had recorded $23.6 million in deferred revenue, all of which was classified as short-term deferred revenue, in the accompanying condensed balance sheets.

As of September 30, 2022, the Company will recognize royalty revenue in the period of sale of the related products, if any, based on the underlying contract terms. No such amounts were recognized for the nine months ended September 30, 2022.

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

At the inception of the Original Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the two initial targets. As of September 30, 2022, the Company had recognized the full $17.0 million upfront payment related to the initial two targets.

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019. The Company allocates $10.0 million to each additional target selected. The Company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of September 30, 2022, the Company determined that a transaction price of $20.0 million was still appropriate. The Company recognized $5.4 million revenue related to the upfront payment for each of the three and nine months ended September 30, 2022.

As of September 30, 2022, the Company had recorded $13.7 million in deferred revenue, of which $10.3 million was classified as short-term deferred revenue and $3.4 million as long-term deferred revenue, in the accompanying condensed balance sheets.

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

As of September 30, 2022, the Company had not recognized or earned any milestone payments under the Original Collaboration or Restated Collaboration Agreement including the First Amendment. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized for the three and nine months ended September 30, 2022.

Collaboration and License Revenue

For the three and nine months periods ended September 30, 2022 and September 30, 2021, collaboration and license revenue in the accompanying condensed statements of operations and comprehensive loss is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Collaboration and License Revenue	2022	2021	2022	2021
	(in thousands)		(in thousands)
AbbVie Restated Collaboration Agreement	$5,389	$—	$5,389	$5,240
AbbVie Development and Option Agreement	8,228	4,484	22,437	14,089
Total collaboration and license revenue	$13,617	$4,484	$27,826	$19,329

8. Equity

Incentive Plans

Stock Option Activity

As of September 30, 2022, there were 2,006,861 shares reserved by the Company to grant under its 2019 Equity Incentive Plan (the “2019 Plan”).

The following summarizes option activity under the Company’s 2019 Plan and 2015 Equity Incentive Plan (the “2015 Plan”):

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2021	5,470,817	$9.23	7.96	$12,064
Options granted	3,038,640	3.92
Options exercised	(230,514)	1.89
Options cancelled	(1,901,572)	8.38
Balance as of September 30, 2022	6,377,371	$7.19	7.97	$453
Exercisable as of September 30, 2022	3,024,155	$7.57	6.72	$149

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was zero and $1.0 million for the three and nine months ended September 30, 2022, respectively, and $0.5 million and $2.9 million for the three and nine months ended, September 30, 2021, respectively. There is no future tax benefit related to options exercised, as the Company has accumulated net operating losses on September 30, 2022 and September 30, 2021.

During the nine months ended September 30, 2022 and September 30, 2021, the estimated weighted-average grant-date fair value of the stock options vested was $5.31 and $4.32 per share, respectively, and the estimated weighted-average grant-date fair value of stock options granted was $3.06 and $13.36 per share, respectively.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2022	2021
Expected term (years)	5.95	5.98
Expected volatility	82.04%	8824.00%
Risk-free interest rate	2.00%	0.70%
Expected dividend yield	0%	0%

Total stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating Expenses
Research and development	$1,014	$1,181	$3,708	$3,464
General and administrative	766	1,158	3,435	3,349
Total stock-based compensation	$1,779	$2,339	$7,143	$6,813

Stock-based compensation related to non-employee awards, which is included in the table above, was zero for each of the three and nine months ended September 30, 2022, and zero and $0.1 million for the three months and nine months ended September 30, 2021, respectively.

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The common shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the Company’s repurchase right lapses. As of September 30, 2022 and December 31, 2021, there was zero and $8,000, respectively, recorded in other current liabilities relating to common shares subject to repurchase. For accounting purposes, unvested early exercised stock options are not considered issued and outstanding common shares until the stock options vest. As of September 30, 2022, all shares as a result of early stock option exercises under the 2015 Plan, had vested.

Employee Stock Purchase Plan

In January 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective upon the closing of the Company’s IPO in February 2019. The 2019 ESPP initially reserved 250,000 shares of common stock for employee purchases under terms and provisions established by the Board of Directors. The 2019 ESPP evergreen provision provides that the number of shares reserved and available for issuance under the 2019 ESPP will automatically increase January 1st of, each year for a period of up to ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (ii) 750,000 shares of the Company's common stock or (iii) such lesser number of shares of common stock as determined by the Board of Directors of the Company. In January 2022, common stock available for issuance under the 2019 ESPP was increased by approximately 328,000 shares as a result of this evergreen provision. The Company issued 227,798 shares under the 2019 ESPP during the nine months ended September 30, 2022. The Company has approximately 717,000 shares reserved for future issuance as of September 30, 2022.

Common Stock

In March 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which the Company may offer and sell, from time to time at its sole discretion through Cantor Fitzgerald, as its sales agent, shares of the Company's common stock having an aggregate offering price of up to $75.0 million. Any shares of the Company's common stock sold will be issued pursuant to its shelf registration statement on Form S-3 (File No. 333-237175). During the nine months ended September 30, 2022, the Company did not sell any shares under the Sales Agreement. As of September 30, 2022, the Company had sold a total of 330,222 shares of its common stock under the Sales Agreement, resulting in aggregate net proceeds of $5.8 million. As of September 30, 2022, there was approximately $69.0 million remaining available to be sold under the terms of the Sales Agreement.

9. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,	As of September 30,
	2022	2021
Common stock options issued and outstanding	6,377,371	4,573,733
Early exercised stock options subject to future vesting	—	6,336
Total	6,377,371	4,580,069

10. Subsequent Event

On November 14, 2022, the Company announced a corporate restructuring designed to reduce operating expenses and align its core activities with the organization’s focused clinical programs that are expected to drive long-term growth. This restructuring reflects the Company ongoing plans to focus its resources on its clinical pipeline, including: HPN217 (BCMA), HPN328 (DLL3), HPN601 (EpCAM).

In connection with the restructuring plan, the Company's workforce will be reduced by approximately 45%, with the majority of the reductions taking place by end of 2022 and remainder occurring in the first half of 2023. The Company estimates that it will incur costs up to approximately $1.75 million in charges for termination benefits related to the restructuring plan, most of which will be cash expenditures paid in 2022 and 2023. The estimates of the expenses the Company expects to incur are subject to a number of assumptions, risks and uncertainties, and actual results may differ from our estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the corporate restructuring. The Company is also initiating activities to reduce its corporate facilities footprint by subletting all of its research labs and associated office and relocating to a smaller facility. The Company is currently evaluating the impact of the restructuring plan on certain of its assets and whether any related impairment charge will need to be recorded.

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

TriTAC

Our TriTAC product candidates in ongoing clinical development include HPN217 a Phase 1/2 clinical trial targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma. HPN328 is in a Phase 1/2 clinical trial targeting Delta-like canonical Notch ligand 3, or DLL3, for the treatment of small cell lung cancer, or SCLC, and other DLL3-expressing tumors. As of March 10, 2022, we have discontinued further development of HPN424 as a treatment of metastatic castration-resistant prostate cancer, or mCRPC, and as of August 2022 we have discontinued further enrollment in our HPN536 Phase 1/2a clinical trial for the treatment of ovarian cancer and other mesothelin-, or MSLN-, expressing solid tumors, as we seek a partner for further development.

TriTAC Pipeline Update

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

Dose exploration is continuing with ongoing patient enrollment in the Phase 1 trial expected to reach completion in the first half of 2023. Interim data is expected to be presented at the 64th American Society of Hematology (ASH) Annual Meeting and Exposition by year end 2022.

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

HPN328

We are currently enrolling patients in a Phase 1/2 clinical trial, HPN328, for the treatment of small cell lung cancer, or SCLC, and other tumors associated with DLL3 expression. Dose escalation is ongoing with the addition of dose regimens to determine the maximum tolerated dose, or MTD, which has not yet been reached.

In June 2022, we presented interim results from the ongoing dose escalation Phase 1 portion of our HPN328 clinical trial at the American Society of Clinical Oncology, or ASCO. As of April 21, 2022, 18 patients had been enrolled and treated in the dose escalation portion of the study. These include 11 patients with SCLC, 2 with neuroendocrine prostate cancer, and 5 with other neuroendocrine cancers. These interim results showed that HPN328 demonstrated anti-tumor activity and a favorable safety profile. As of the April 21, 2022 data cut-off date, there had been no dose-limiting toxicities observed and no discontinuations due to adverse events. Treatment-related adverse events occurred in 15 (83%) patients, with only 1 (6%) Grade-3 event and no Grade >3 events. Grade 1-2 cytokine release syndrome, or CRS, occurred in 4 (22%) patients, with no Grade-3 or higher CRS reported. No immune-effector cell associated neurotoxicity syndrome (ICANS) events have been reported.

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

In April 2022, we entered into a Master Clinical Supply Agreement with F. Hoffmann-La Roche Ltd, or Roche, for the supply of atezolizumab (Tecentriq®). We plan to enroll additional cohorts in our ongoing Phase 1 clinical trial evaluating HPN328, a DLL3 targeting TriTAC®, in combination with atezolizumab for the treatment of patients with SCLC in the first half of 2023. Under this agreement, we are the sponsor of the anticipated clinical trials, and Roche will supply atezolizumab.

In October 2022, additional clinical supply for the HPN328 study was placed into inventory. The HPN328 Phase 1 study continues to explore dose regimens to optimize tolerability and benefit in patients with neuroendocrine tumors. We recently lowered the priming dose from 2mg to 1mg for future cohorts and amended the protocol to exclude patients from being treated with HPN328 who require oxygen prior to dosing, to help reduce the risk of respiratory complications. These changes follow two events of Grade 3 cytokine release syndrome, or CRS, following an initial 2mg priming dose of HPN328 during the dose escalation portion of the study. CRS in one patient resolved with treatment. CRS in a second patient was complicated by a requirement for oxygen prior to dosing and other complications that led to an additional event of Respiratory Failure, which led to the patient’s death. The events have been reported to the regulatory authorities as required.

We have voluntarily paused new patient enrollment temporarily while we work closely with the FDA and site investigators to implement planned mitigation measures. Resumption of new patient enrollment in the study is expected by year end.

Patients already enrolled in the study continue to receive treatment at their current dose and participate in the trial per the protocol.

Dose exploration is continuing with the goal to identify an initial dose for expansion and dose optimization in the first half of 2023. We plan to provide interim data for the highest target doses studied in mid-2023.

HPN536

HPN536, a MSLN-targeting T cell engager, is being studied in a Phase 1/2a clinical trial for ovarian, pancreatic and other MSLN-expressing solid tumors. The study is collecting data to evaluate the safety, tolerability, pharmacokinetics and activity of HPN536. In December 2021, we provided a clinical update that, at the time of the December 2, 2021 data cutoff, dosing had occurred across 9 fixed-dose cohorts of 6 to 280ng/kg and 4 step dose cohort up to 3600ng/kg.

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

In June 2022, we announced that we had further escalated to 7200n/kg, including patients with late-stage ovarian and pancreatic cancers and mesothelioma.

In August 2022, we announced that, based on our decision to prioritize assets in our portfolio, we intend to seek a partner to further develop HPN536 in monotherapy or combination studies. No further enrollment in the current study is planned, and we expect to winddown the study in 2023.

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

HPN601

Our first ProTriTAC candidate is currently in preclinical development. HPN601 targets the epithelial cell adhesion molecule, or EPCAM, which is expressed on variety of solid tumors.

We expect to be ready to file an IND in the first half of 2023 to enable a Phase 1 dose exploration study. Trial initiation will be dependent on available resources.

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

Nomination of a second clinical candidate from one of our new discovery platforms is expected in the first half of 2023.

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

Since our inception, we have incurred significant net operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. On November 14, 2022, we announced a corporate restructuring and a reduction in workforce of approximately 45% of our headcount to focus our resources on our clinical pipeline, including HPN217, HPN328, HPN601. We currently estimate that we will incur costs up to approximately $1.75 million in charges for termination benefits related to the restructuring plan, most of which will be cash expenditures paid in 2022 and 2023. The estimates of the expenses we expect to incur are subject to a number of assumptions, risks and uncertainties, and actual results may differ from our estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the corporate restructuring. Also, as a part of the restructuring, we plan to initiate activities to reduce our corporate facilities footprint by subletting all of our research labs and associated office and relocating to a smaller facility. Our net losses were $11.6 million and $16.7 million for the three months ended September 30, 2022 and September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $334.1 million. Our primary use of cash is to fund net losses, operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

•
continue the research and development of HPN217, HPN328, and HPN601, as well as any other product candidates;
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

From October 2020 through the period ended September 30, 2022, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $5.8 million in net proceeds from the sale of shares of our common stock.

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

We will recognize revenue under the Development and Option Agreement as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. Accordingly, of the $30.0 million upfront payment received in 2019 and $50.0 million development milestone received in 2020, $8.2 million and $22.4 million of revenue was recognized for the three and nine months ended September 30, 2022, respectively, and as of September 30, 2022, we had $23.6 million of deferred revenue under the Development and Option Agreement.

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

We recognized revenue under the Original Collaboration Agreement over a period in which related research and development activities occur. As of September 30, 2022, we had recognized the full $17.0 million upfront payment related to the initial two targets.

We will recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $20.0 million upfront payment received in 2019, $5.4 million of revenue was recognized for each the three and months nine months ended September 30, 2022. As of September 30, 2022, we had $13.7 million of deferred revenue under the Restated Collaboration Agreement.

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

Results of Operations

Comparison of the Three and Nine Months ended September 30, 2022 and 2021

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
	(dollars in thousands)				(dollars in thousands)
Revenue:
Collaboration and license revenue	$13,617	$4,484	$9,133	204%	$27,826	$19,329	$8,497	44%
Total revenue	13,617	4,484	9,133	204%	27,826	19,329	8,497	44%
Operating expenses:
Research and development	20,977	16,973	4,004	24%	62,446	51,460	10,986	21%
General and administrative	4,529	4,186	343	8%	14,993	13,125	1,868	14%
Litigation settlement	—	—	—	*	—	49,954	(49,954)	*
Total operating expenses	25,506	21,159	4,347	21%	77,439	114,539	(37,100)	-32%
Loss from operations	(11,889)	(16,675)	(4,786)	-29%	(49,613)	(95,210)	(45,597)	-48%
Interest income, net	289	48	242	504%	433	204	229	112%
Other expense, net	(40)	(55)	(15)	-28%	(132)	(163)	(31)	-19%
Net loss	$(11,640)	$(16,682)	$(5,042)	-30%	$(49,312)	$(95,169)	$(45,857)	-48%

Revenue

Collaboration and license revenue increased by $9.1 million, or 204%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to a $5.4 million increase in revenue recognized in the third quarter of 2022 for research and development services performed on the third and fourth targets under the Restated Collaboration Agreement, and a $3.7 million increase in revenue recognized related to the Development and Option Agreement, for research and development services performed.

Collaboration and license revenue increased by $8.5 million, or 44%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to a $8.3 million increase in revenue recognized related to the Development and Option Agreement, for research and development services performed, and a $0.2 million increase in revenue recognized for research and development services performed in the third quarter of 2022 on the third and fourth targets, under the Restated Collaboration Agreement.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Product and clinical development	$10,271	$6,512	$28,655	$21,118
Research and technology services	1,491	1,357	2,920	3,267
Laboratory supplies and equipment	583	601	1,830	1,834
Pharmacology services	39	317	468	700
Personnel-related	5,605	5,746	20,032	16,455
Facility and other allocated expenses	1,936	1,629	6,123	5,114
Consulting	1,052	811	2,418	2,972
Total research and development expenses	$20,977	$16,973	$62,446	$51,460

Research and development expenses increased by $4.0 million, or 24%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to a $3.9 million increase in product and clinical development expense and research and technology services due to continued development of our lead product candidates which included conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development, a $0.2 million net increase in facility and other allocated expenses and personnel-related expense due to an increase in headcount and a $0.2 million increase in consulting fees, offset by a $0.3 million decrease in pharmacology services due to the discontinuation of further clinical development for HPN424.

Research and development expenses increased by $11.0 million, or 21%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to a $7.2 million net increase in product and clinical development expense and research and technology services due to continued development of our lead product candidates which included conducting preclinical and clinical studies and manufacturing runs to support ongoing clinical development and a $4.6 million increase in personnel-related and facility and other allocated expenses due to an increase in headcount, offset by a $0.6 million decrease in consulting fees and $0.2 million decrease in pharmacology services due to the discontinuation of further clinical development for HPN424.

General and Administrative

General and administrative expenses increased by $0.3 million, or 8%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to a $0.4 million increase in consulting expenses and a $0.2 million increase in legal fees related to corporate legal services, offset by a $0.3 million decrease in personnel-related expenses attributed to a decrease in stock based compensation.

General and administrative expenses increased by $1.9 million, or 14%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to a $1.0 million increase in consulting expense and professional services, a $0.6 million increase in legal fees related to corporate legal services and a $0.4 million increase in personnel-related expenses.

Litigation Settlement

Litigation settlement decreased by $50.0 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was due to the litigation settlement incurred in the first quarter of 2021. On April 23, 2021, following a damages phase, the Delaware Chancery Court issued a memorandum opinion awarding Millennium Therapeutics, Inc. $38.2 million in damages, plus pre-judgment interest. On May 5, 2021, we paid the full amount of damages awarded by the court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021. See Note 6 Commitments and Contingencies to our condensed financial statements included elsewhere in this report.

Interest Income

Interest income increased by $0.2 million, or 504%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Interest income increased by $0.2 million, or 112%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.The increase for both periods is due to an increase in interest earned on our cash deposit accounts and marketable securities during the nine month ended September 30, 2022.

Liquidity and Capital Resources

Liquidity

Since our inception and through September 30, 2022, we have financed our operations primarily through proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of common stock, and upfront payments received by us from our collaboration and license agreements. As of September 30, 2022, we had $66.1 million in cash, cash equivalents and marketable securities, an accumulated deficit of $334.1 million and working capital of $15.1 million.

In January 2021, we sold an aggregate 6,764,704 shares of our common stock for $107.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs.

From October 2020 through September 30, 2022, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $5.8 million in net proceeds from the sale of shares of our common stock.

With respect to the Maverick Litigation described in Note 6 Commitments and Contingencies to our condensed financial statements included elsewhere in this report, on May 5, 2021, we paid the full amount of damages awarded by the Court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021.

On November 14, 2022, we announced a corporate restructuring and a reduction in workforce of approximately 45% of our headcount, to focus our resources on our clinical pipeline, including: HPN217 (BCMA), HPN328 (DLL3), HPN601 (EpCAM).

We currently estimate that we will incur costs up to approximately $1.75 million in charges for termination benefits relating to the restructuring plan, most of which will be cash expenditure paid in 2022 and 2023. The estimates of the expenses we expect to incur are subject to a number of assumptions, risks and uncertainties, and actual results may differ from our estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the corporate restructuring. We are also initiating activities to reduce our corporate facilities footprint by subletting all of our research labs and associated office and relocating to a smaller facility. We are currently evaluating the impact of the restructuring plan on certain of our assets and whether any related impairment charge will need to be recorded. We expect that the restructuring, planned facility expense reduction, and other cost-saving efforts will result in an extension of our cash runway for at least 12 months from the date of issuance of these financial statements.

We expect to continue to incur substantial costs in order to conduct research and development activities necessary to develop and commercialize our product candidates. Additional capital will be needed to undertake these activities and commercialization efforts, and, therefore, we intend to raise such capital through the issuance of additional equity, borrowings, and potentially strategic alliances with other companies. However, if such financing is not available at adequate levels or on acceptable terms, we will likely be required to further reduce our operations, which could involve significantly reducing operating expenses and delaying, reducing the scope of or eliminating some of the development programs or commercialization efforts, out-licensing intellectual property rights to our product candidates and selling unsecured assets, or a combination of the above, any of which may have a material adverse effect on the our business, results of operations, financial condition and/or out ability to fund our scheduled obligations on a timely basis or at all.

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

In March 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which we may offer and sell, from time to time at our sole discretion through Cantor Fitzgerald, as our sales agent, shares of our common stock having an aggregate offering price of up to $75.0 million. Cantor Fitzgerald may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market or on any other existing trading market for our common stock. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-237175). We will pay Cantor Fitzgerald a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Cantor Fitzgerald under the Sales Agreement. From October 2020 through September 30, 2022, we had sold a total of 330,222 shares of our common stock under the Sales Agreement, resulting in aggregate net proceeds of $5.8 million. As of September 30, 2022, there was approximately $69.0 million remaining available to be sold under the terms of the Sales Agreement.

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of the unaudited condensed financial statements included in this report. However, we will require additional capital in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, or we may seek to control expenses by delaying certain candidates in our portfolio and reducing internal expenditures. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we expect to have to delay, reduce the scope of or suspend one or more of our preclinical studies and clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, operating and capital leases, making capital expenditures or declaring dividends.

Please see the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

	For the Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(70,792)	$(105,321)
Investing activities	75,490	15,668
Financing activities	983	111,476
Net increase (decrease) in cash, cash equivalents, and restricted cash	$5,681	$21,823

Cash Flows from Operating Activities

During the nine months ended September 30, 2022, cash used in operating activities was $70.8 million, which consisted of a net loss of $49.3 million and a net change of $31.2 million in our net operating assets and liabilities, partially offset by $9.7 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $7.1 million, depreciation and amortization of $1.7 million, net amortization of premiums and accretion of discounts on marketable securities of $0.4 million and amortization of operating right-of-use lease asset of $0.5 million. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $27.8 million resulting from the recognition of revenue related to the AbbVie Restated Collaboration Agreement and the Development Option Agreement, a decrease of $1.2 million in operating lease obligations, and a decrease in accrued liabilities of $1.7 million related to timing for research and development activities, which was offset by a net increase in prepaid expenses and other assets of $0.5 million resulting from the timing of payments made for ongoing research and development activities and operating costs to support our operations as a public company.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2022, cash provided in investing activities of $75.5 million was primarily related to $75.8 million of net purchases and maturities of marketable securities, offset by purchases of lab equipment of $0.3 million.

During the nine months ended September 30, 2021, cash provided by investing activities of $15.7 million was primarily related to net maturities and purchases of marketable securities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities of $1.0 million was primarily from $0.5 million in proceeds from the exercise of common stock options and $0.5 million from purchases of our common stock under our 2019 employee stock purchase plan.

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

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the nine months ended September 30, 2022 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations”, included in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our recent corporate restructuring undertaken to allocate our resources to our focused clinical programs and extend our cash runway may not be successful.

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

Success in preclinical studies does not ensure that later clinical trials will be successful. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after positive results in earlier preclinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any potential promising results in earlier studies, we may face similar setbacks. In addition, the results of our preclinical animal studies, including our non-human primate studies, may not be predictive of the results of outcomes in human clinical trials. For example, while we did not observe unacceptable safety events in our preclinical testing of HPN536, given the expression of MSLN on both normal and cancerous cells, we may observe unacceptable levels of toxicity in our clinical trial of HPN536. Product candidates in later stages of clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies.

We depend on enrollment of patients in our clinical trials for our product candidates. If we experience delays or difficulties enrolling in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. For example, we have multiple ongoing Phase 1/2 clinical trials, which could generate adverse events that may cause us to delay these trials or halt further development. For example, in November 2022 we voluntarily paused enrollment into our ongoing Phase 1 safety study of HPN328 following two events of Grade 3 cytokine release syndrome following an initial 2mg priming dose of HPN328. CRS in one patient resolved with treatment. CRS in a second patient was complicated by a requirement for oxygen prior to dosing and other complications that led to an additional event of Respiratory Failure, which led to the patient’s death. The events were reported to the regulatory authorities as required. We cannot be certain that our proposed future mitigation efforts, including, to reduce the priming dose and a protocol amendment to exclude patients requiring supplemental oxygen therapy, will avoid future toxicities or deaths. Regulatory authorities, including the FDA and IRBs, may impose a clinical hold or suspend the trial, preventing further enrollment.

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Our product candidates target protein expression on tumor cells, which expression may also be present on healthy cells. Accordingly, our product candidates may result in high or unacceptable levels of toxicity when tested in humans. Cytokine release syndrome is a common toxicity occurring with CAR-T therapies and has occurred with our product candidates. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Additionally, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of HPN217 and HPN328, and as we continue to research and develop other potential technologies and product candidates, including HPN601. As a result, we may at times reevaluate our corporate priorities and development plans. For example, in August 2022, based on our decision to prioritize certain assets in our portfolio, we announced that we intend to seek a partnership to further develop our HPN536 program in monotherapy and combination settings.

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

Based on our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, including our assumptions related to our recently announced restructuring plan, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing, including pursuant to our Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, may result in dilution to our stockholders, the imposition of burdensome debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of developing our product candidates, and conducting preclinical studies and clinical trials, including our Phase 1/2 trial of HPN217, Phase 1/2 trial of HPN328, and the winddown of our Phase 1/2a trials of HPN536 and HPN424;
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

Further decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Additional funds may not be available when we need them, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we could be required to:

•
delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities or eliminate one or more of our development programs altogether; or
•
further reduce staff, delay, limit, reduce or terminate our efforts to access manufacturing capacity, establish sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

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

We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $11.6 million and $6.7 million for the three months ended September 30, 2022 and 2021, respectively, and $49.3 million and $95.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated loss of $334.1 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

•
continue to conduct our ongoing Phase 1/2 trial of HPN217 for the treatment of relapsed, refractory multiple myeloma;

•
continue to conduct our ongoing Phase 1/2 trial of HPN328 for the treatment of small cell lung cancer and other DLL3 expressing tumors;
•
start up the Phase 1 study of HPN601 for the treatment of EpCAM expressing tumors;
•
continue the development of our product candidates beyond Phase 1 trials;
•
continue the research and development of our other product candidates;
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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year and will remain in effect until 2031, with the exception of a temporary COVID suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law. The IRA among other things, (1) eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary inducement maximum out of pocket cost through a newly established manufacturer discount program, (2) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (3) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, The Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular drug candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021 the HTA Regulation, which is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. was adopted and entered into force on January 11, 2022. It will apply from 2025.

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

Risks Related to Our Business Operations

Our recent corporate restructuring undertaken to allocate our resources to our focused clinical programs and extend our cash runway may not be successful.

On November 14, 2022, we announced a corporate restructuring designed to reduce operating expenses and align our core activities with the organization’s focused clinical programs that are expected to drive long-term growth. In connection with the restructuring plan, our workforce will be reduced by approximately 45%, with the majority of the reductions taking place by end of 2022 and remainder occurring in the first half of 2023. We estimate that we will incur costs up to approximately $1.75 million in charges for termination benefits related to the restructuring plan. Also, as a part of the restructuring, we plan to initiate activities to reduce our corporate facilities footprint by subletting all of our research labs and associated office and relocating to a smaller facility.

We believe these changes were needed to streamline our organization and reallocate our resources to better align with our current strategic goals. However, these restructuring activities may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities, hire new employees, complete initiatives and require us to hire qualified replacement personnel, which may result in us incurring additional and unanticipated costs and expenses. Moreover, there is no assurance that we will be able to fully realize the value from our restructuring measures, such as reduced costs from our current facility obligations. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, results of operations and ability to successfully develop our focused clinical programs.

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

We will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material adverse impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, quarantines, shelter-in-place, executive and similar government orders occurred in 2020, including a shelter-in-place order in San Mateo County where our primary operations are located. Similar orders, shutdowns or other restrictions may occur again and restrict our business operations. As of September 30, 2022, we have not experienced any material delays or significant financial impacts directly related to the pandemic, although in late 2021 we did experience a minor, temporary delay in the start of our manufacturing runs due to the impact of the pandemic on our HPN328 supply chain components.

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

Our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including:

•
economic weakness, including inflation, or any effects from a local or global recession or depression that may depress economic conditions for a prolonged period;
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
•
the impact of public health epidemics, such as the coronavirus disease (COVID-19) currently impacting multiple jurisdictions worldwide, including the United States; and
•
business interruptions resulting from political instability and geo-political actions, particularly in foreign economies and markets (such as the conflict between Russia and Ukraine), and other instances of war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires.

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

In November 2021, we appointed a new President and Chief Executive Officer and in October 2022, we appointed a new Chief Medical Officer. Our Chief Financial Officer resigned, effective August 31, 2022, and we are in the process of recruiting a replacement. Resignations of executive officers and changes in management may cause disruption in our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. In particular, the loss of key managers and senior scientists could delay our research and development activities. Transitions may also cause uncertainty among investors, employees and others concerning our future direction and performance.

We conduct substantially all of our operations at our facilities in South San Francisco, California. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in this region is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

We expect to need to expand our development, regulatory and sales and marketing capabilities, and may encounter difficulties in managing and growing our operations, particularly in light of recent cost-containment objectives.

As of October 31, 2022, we had 86 full-time employees, which we expect to be reduced by approximately 45% in connection with the reduction in our workforce announced on November 14, 2022. In order to progress our development, regulatory and sale and marketing capabilities, we expect to need to, over the long-term, significantly grow the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage any anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to efficiently utilize, recruit and train qualified personnel. Due to our limited financial resources, including recent cost-containment objectives, and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage any expansion of our operations or efficiently utilize, recruit and train qualified personnel. Any future expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage our operations and any growth of our operations could delay the execution of our business plans or disrupt our operations.

In addition, managing our operations requires significant involvement from members of management, including in: identifying, recruiting, integrating, maintaining and motivating additional employees; managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and improving our operational, financial and management controls, reporting systems and procedures. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage our operations, and our management may at times also have to divert a disproportionate amount of its attention away from day-to-day activities in order to manage operation activities.

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

We actively evaluate various strategic transactions on an ongoing basis, and we are currently seeking a partner for the further development of our HPN536 program. We also may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures or investments in complementary businesses. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

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

We rely on our manufacturers to purchase the raw materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our drugs and our manufacturers may qualify second-source suppliers of critical raw materials to prevent a possible disruption of the supply of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. We cannot be sure that the third-party raw material suppliers will remain in business, or that they will not be purchased by a company that is not interested in continuing to produce these materials. In addition, the lead time needed to qualify a new raw material supplier can be lengthy, and we may experience delays in meeting demand for our product in the event a new supplier must be used. The time and effort to qualify a new raw material supplier could result in additional costs, diversion of resources or inability to produce a comparable product candidate, any of which would negatively impact our operating results. Any significant delay in the supply of a product candidate for an ongoing clinical trial due to the need to replace a third-party raw material manufacturer, or the ability of our third-party manufacturers to obtain raw materials timely, could considerably slow our enrollment or delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. For example, in 2021, due to the impact of the COVID-19 pandemic on our supply chain components, the start of our manufacturing run to resupply the HPN328 trial was delayed until early 2022. As a result, enrollment of new patients in the HPN328 study was temporarily slower until the resupply was delivered in October 2022. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2019 at a price of $14.00 per share, the reported low and high sales prices of our common stock through October 31, 2022 has ranged from $0.83 to $25.24, respectively.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors describe in this “Risk Factors” section:

•
the anticipated results of our Phase 1/2 trial of HPN217, Phase 1/2 trial of HPN328, and any other future preclinical studies and clinical trials and trials we may conduct, or changes in the development status of our product candidates;
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
•
our cash position and the methods by which we seek financing;
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
•
our ability to establish collaborations, including a partnership arrangement for the further development of our HPN536 program;
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
•
effects from a local or global recession or depression that may depress economic conditions for a prolonged period; and
•
other events or factors, many of which are beyond our control.

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

We may fail to continue to meet the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock currently trades on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per share of our common stock. The closing price of our common stock has been below $1.00 per share for 18 consecutive trading days, from October 19, 2022 through the date of this filing. If the closing bid price of our common stock remains below $1.00 per share for 30 consecutive trading days, or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement once the temporary suspension is lifted, The Nasdaq Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of October 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 51.2% of our outstanding voting stock. While these stockholders collectively own less than a majority of our voting stock, these stockholders will nevertheless continue to have significant influence over matters requiring stockholder approval. Therefore, these stockholders will have the ability to influence us through this ownership position. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Costs Associated with Exit or Disposal Activities

On November 14, 2022, we announced a corporate restructuring designed to reduce operating expenses and align our core activities with our focused clinical programs that are expected to drive long-term growth. This restructuring reflects our ongoing plans to focus our resources on our clinical pipeline, including HPN217, HPN328, HPN601.

In connection with the restructuring plan, our workforce will be reduced by approximately 45%, with the majority of the reduction taking place by the end of 2022 and the remainder occurring in the first half of 2023. We currently estimate that we will incur costs up to approximately $1.75 million in charges for termination benefits related to the restructuring plan, most of which will be cash expenditures paid in 2022 and 2023. The Company is also initiating activities to reduce its corporate facilities footprint by subletting all of our research labs and associated office and relocating to a smaller facility. The estimates of the expenses we expect to incur are subject to a number of assumptions, risks and uncertainties, and actual results may differ from our estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the corporate restructuring.

Item 6. Exhibits

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-3880	3.1	8/5/2019

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-3880	3.2	2/13/2019

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Definition Linkbase Document

101.DEF	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Date: November 14, 2022

HARPOON THERAPEUTICS, INC.

By:	/s/ Julie Eastland
Julie Eastland President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank Lanza
Frank Lanza
Corporate Controller (Principal Financial & Accounting Officer)