Form 10-K
period 2022-12-31
Harpoon Therapeutics, Inc.
filed 2023-03-27
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022, was $26,764,582.

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of February 28, 2023 was 37,447,535.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the 2023 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the timing of the initiation, progress, safety profiles, expected results and any wind downs of our preclinical studies, clinical trials and our research and development programs, as affected by various factors, including patient enrollment, rate of dose escalation, adverse events, and available drug supply;
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
•
our ongoing corporate restructuring plans and the potential benefits of such restructuring;
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

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “company,” “Harpoon,” “we,”, “us” and “our” refer to Harpoon Therapeutics, Inc. “TriTAC” is a registered trademark and “Harpoon Therapeutics,” “Harpoon,” the

Harpoon logo and ProTriTAC are among the trademarks owned by Harpoon Therapeutics, Inc. This report also contains trademarks and trade names that are property of their respective owners.

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
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates, including future proceeds from the licensing of our technologies.
•
Holders of our preferred stock may have interests and rights that are different from our common stockholders.
•
We have in the past and may in the future fail to continue to meet the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.
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
•
Our recent corporate restructuring undertaken to reduce operating expenses, focus our resources on our clinical pipeline and extend our cash runway may not be successful.

Please refer to the section titled “Risk Factors” below for additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face.

PART I

Item 1. Business.

Overview

We are a clinical-stage immunotherapy company developing a novel class of T cell engagers that harness the power of the body’s immune system to treat patients suffering from cancer and other diseases. T cell engagers are engineered proteins that direct a patient’s own T cells to kill target cells that express specific proteins, or antigens, carried by the target cells. We are developing a pipeline of novel T cell engagers initially focused on the treatment of solid tumors and hematologic malignancies. In addition to our product candidates utilizing our TriTAC technology, we have also nominated our first clinical candidate using our proprietary ProTriTAC platform, a prodrug version of our TriTAC platform, designed to expand the target space for T cell engagers and bring the benefits of TriTACs to a broader number of patients.

A summary of our TriTAC product candidates is as follows:

•
HPN217, currently in a Phase 1 dose escalation clinical trial targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma, and the subject of a Development and Option Agreement or the Development and Option Agreement, with AbbVie Biotechnology Ltd., or AbbVie. Under our agreement with AbbVie, we are responsible for conducting the Phase 1 trial of HPN217 and we have already received an upfront payment of $30 million and a development milestone payment of $50 million, as we dosed our first patient in the Phase 1 clinical trial of HPN217 in April 2020. Additionally, we are eligible to receive future payments totaling up to $430 million upon AbbVie’s exercise of an exclusive license option and achievement of certain development, regulatory, and commercial milestones, in addition to receipt of royalties on commercial sales. In January 2021, HPN217 received orphan drug designation for the treatment of multiple myeloma. In March 2022, HPN217 received fast track designation for the treatment of relapsed, refractory multiple myeloma. In December 2022, we presented updated interim data from this trial at the 64th American Society of Hematology (ASH) Annual Meeting and Exposition. We intend for this Phase 1 study to reach completion in the first half of 2023 and identify a recommended Phase 2 dose by the end of 2023. Data presentation expected in the second half of 2023.

•
HPN328, currently in a Phase 1/2 dose escalation clinical trial for the treatment of small cell lung cancer, or SCLC, and other Delta-like canonical Notch ligand 3, or DLL3-expressing tumors, including neuroendocrine prostate cancer and other neuroendocrine tumors. In March 2022, we received orphan drug designation for the treatment of SCLC. We plan to present interim clinical data in the second half of 2023 with the goal of identifying a recommended Phase 2 dose in the monotherapy setting by the end of 2023. We also plan to being enrolling additional cohorts in our ongoing Phase 1/2 clinical trial evaluating HPN328 in combination with atezolizumab for the treatment of patients with SCLC in the second half of 2023.

•
In March 2022, we announced the discontinuation of our clinical development program for HPN424, our Prostate-Specific Membrane Antigen (PSMA)-targeting TriTAC, and in August 2022, we announced the discontinuation of enrollment and initiation of efforts to seek a partner for further development on our HPN536 program, our mesothelin targeting TriTAC.

A summary of our ProTriTAC product candidate is as follows:

•
HPN601, is the first drug candidate from the ProTriTAC platform. HPN601 targets the epithelial cell adhesion molecule, or EpCAM, and is being developed for the treatment of multiple solid tumor indications. IND timeline to enable a Phase 1 dose exploration study will be dependent on available resources.
•
Two new candidates for IND-enabling studies from the ProTriTAC platform have been identified against the targets trophoblast cell surface antigen 2 (TROP2) and Integrin-β6 (ITGB6). TROP2 is a glycoprotein that spans the epithelial membrane surface and plays a role in cell self-renewal, proliferation, and transformation. ITGB6 is a protein that is encoded by the ITGB6 gene and are adhesion receptors that function in signaling from the extracellular matrix to the cell.

Our TriTACs are designed to advance the therapeutic potential of T cell engagers, a therapeutic approach with an established and proven mechanism of action. We developed our proprietary TriTAC platform to incorporate the strengths of proven, commercially available T cell engagers and improve upon their critical shortcomings, such as a short half-life. We believe our TriTAC platform offers the following features for the discovery and development of novel immunotherapies to treat a wide array of diseases, including cancer:

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

We seek to selectively collaborate with leading biopharmaceutical companies to leverage our technology platforms. For example, in November 2019 we entered into a Development and Option Agreement with AbbVie, pursuant to which we granted to AbbVie an option to license worldwide exclusive rights to HPN217. We will be responsible for developing HPN217 through a Phase 1 trial. Upon exercise of the option, which AbbVie may exercise following our delivery of a specified data package arising from the Phase 1 trial, AbbVie would be responsible for all future clinical development, manufacturing and commercialization activities. The Development and Option Agreement represents a potential transaction value of up to $510 million in upfront, option and milestone payments, of which $80 million has been received to date, plus royalties on potential global commercial sales.

In addition, in November 2019, we expanded our existing collaboration with AbbVie by entering into an Amended and Restated Discovery Collaboration and License Agreement, or the Restated Collaboration Agreement. The Restated Collaboration Agreement, amends and restates the Discovery Collaboration and License Agreement we had entered into with AbbVie in October 2017, or the Original Collaboration Agreement. The expansion of the collaboration grants to AbbVie the right to select two further targets and an option to select up to four further targets, in addition to the two targets previously selected by AbbVie under the Collaboration Agreement. Consistent with the Collaboration Agreement, we and AbbVie will conduct certain initial research and discovery activities for each designated target, after which AbbVie will be solely responsible for further development and commercialization efforts. We have received a total of $37 million in upfront payments under this collaboration to date.

COVID-19

We are continuing to monitor the overall impact of the COVID-19 pandemic on our business. Our assessment to date continues to support that we have not experienced any material delays or significant financial impacts directly related to the pandemic other than some minor disruptions to clinical operations, including some disruptions in our manufacturing supply chain that affected and may continue to affect our drug supply, disruptions in patient enrollment in some of our clinical trials and delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials due to limited staff at our clinical trial sites. We will continue to monitor any potential impacts of the COVID-19 pandemic on our third-party contract manufacturers, contract research organizations and other third parties that assist us with clinical trials and our clinical trial sites. See “Part II Item 1A—Risk Factors” for more information regarding the potential impact of the COVID-19 pandemic on our business and operations. We continue to actively monitor this situation and the possible effects on our business and operations.

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

Our Strategy

Our strategy is to harness innovations in immunotherapy and protein engineering to rapidly advance our novel TriTAC product candidates through clinical development, regulatory approval and commercialization, with an initial focus on cancer. This strategy encompasses the following key elements:

•
Advance our TriTAC product candidates directed at clinically validated targets from discovery through clinical development and regulatory approval. Our clinical development efforts are focused on advancing a portfolio of therapeutic product candidates through clinical development, and ultimately, to treat patients suffering from cancer. We currently are advancing two product candidates through the clinic, to treat solid and hematologic malignancies. These programs are directed against targets that are both clinically validated and which are ideally suited for our TriTAC platform due to limited expression on healthy tissue.
•
Expand the pipeline of oncology candidates for our TriTAC, ProTriTAC and TriTAC-XR technology platforms and develop other novel platforms. Our current research efforts are focused on supporting our discovery research collaboration with AbbVie. In 2022, we evaluated potential new product candidates based on our ProTriTAC technology, of which two IND candidates were nominated in the first quarter of 2023.
•
Leverage our novel technology platforms to target a broad range of disease. Our TriTAC and other platforms may have the ability to address disease targets outside of oncology. We intend to evaluate opportunities that will further the research in these areas through strategic partnerships and licensing.
•
Selectively collaborate with leading biopharmaceutical companies to leverage our platforms, expand our portfolio, advance our product candidates and maximize their commercial potential. While we intend to retain significant ownership of our current pipeline product candidates, we recognize the benefits of collaborations. We seek collaborations that can:

1)
Broaden the reach of our technology platforms to other novel targets in oncology or other areas that are not a focus for our company. For example, we entered into a collaboration with AbbVie in October 2017, which was expanded in November 2019, that widens the utility for our TriTAC platform by developing candidates against novel soluble T cell receptor, or TCR, and antibody targets for the treatment of cancer. We are also seeking a partner to further develop our HPN536 program, our mesothelin-targeting TriTAC.
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

In December 2022, we announced the interim results of ongoing Phase 1 clinical trial of HPN217 at ASH. As of the October 17, 2022 data cut-off date, 62 patients had been treated across fixed and step doses up to 2.86 mg/week in fixed dosing cohorts and 24 mg/week target dose in step dosing cohorts. Premedication to minimize cytokine release syndrome, or CRS, includes dexamethasone and other standard therapies. Enrolled patients had a median of 6 prior therapies. The most frequent treatment-emergent adverse events, or TEAEs, occurring in greater than 15% were anemia (44%), fatigue (32%), and transient CRS (27%), No grade 3 or higher CRS was reported in this patient population as of the October 17, 2022 data cut-off date. Two dose limiting toxicities, or DLTs, of reversible transaminitis were reported at a fixed dose of 2.86 mg. A maximum tolerated dose, or MTD, has not been reached at the target dose in step dosing regimens.

HPN217 was active across a wide dose range (2.15 to 24 mg), with 77% (10/13) overall response rate, or ORR, observed across the highest step doses (12 and 24 mg). Additionally, 86% (18/21) of responders remain on study treatment with sustained response, with many responders on treatment for over a year. Three patients in the study were evaluated for minimal residual disease, or MRD, and all three were MRD negative (<105).

HPN217 demonstrated a dose proportional increase with a median serum half-life of 66 hours, confirming half-life extension. Half-life, clearance rate, and volume of distribution were dose-independent, suggesting linear pharmacokinetics, or PK. Pharmacodynamic, or PD, analysis showed a trend of attenuation in cytokine and chemokine (IL-6, IL-8, TNFα) spikes upon administration of target doses compared to step doses.

Following ASH, one patient experienced Grade 3 CRS and Grade 1 Immune Effector Cell Associated Neurotoxicity (ICANS), which was followed by a post-traumatic Grade 5 subdural hematoma. Overall, a well-tolerated safety profile continues to emerge, with low incidence of CRS across the patient population studied to date.

In January 2021, HPN217 received orphan drug designation for the treatment of multiple myeloma. In March 2022, HPN217 received fast track designation for the treatment of relapsed, refractory multiple myeloma. Dose exploration is continuing with ongoing patient enrollment in the escalation phase of the Phase 1 trial expected to reach completion in the first half of 2023 and identification of a recommended Phase 2 dose by the end of 2023.

In November 2019, we entered into an exclusive worldwide Development and Option Agreement with AbbVie for HPN217. Under the terms of the agreement, we granted to AbbVie an option to license worldwide exclusive rights to HPN217. We will be responsible for agreed-upon development activities of HPN217 through an initial Phase 1 trial. Upon exercise of the option, AbbVie will be responsible for all future clinical development, manufacturing and commercialization activities. AbbVie may exercise its license option at any time during a period commencing on the effective date of the agreement and expiring after a specified period following delivery by us of a specified data package arising from the first Phase 1 trial for the HPN217 Products. AbbVie paid an upfront payment of $30 million and a development milestone payment of $50 million triggered upon dosing the first patient in the Phase 1 trial within a specified time period. If AbbVie exercises its option, AbbVie will pay us an option exercise fee of $200 million, and potential future payments of $230 million for the achievement of certain development, regulatory and commercial sales milestones for HPN217 Products, along with high single-digit to very low double-digit royalties on commercial sales.

Market Opportunity

Multiple myeloma is a type of blood cancer formed by the accumulation of malignant plasma cells in the bone marrow, crowding out normal plasma cells that play an important role in the immune system. Multiple myeloma is the second most prevalent blood cancer after Non-Hodgkin’s lymphoma. There are approximately 176,000 new cases of multiple myeloma diagnosed and approximately 117,000 deaths each year. The American Cancer Society estimated that, in the United States in 2023, approximately 36,000 new cases would be diagnosed and approximately 13,000 deaths were expected to occur from multiple myeloma. Despite advances in the treatment of multiple myeloma over the past decade, we believe there remains a significant unmet need as the five-year survival rate is only approximately 50% creating need for multiple lines of therapy.

Preclinical Data

In December 2021, we presented "The Effects of BCMA Expression, Soluble BCMA, and Combination Therapeutics on the Anti-Tumor Activity of HPN217, a BCMA-Targeting T Cell Engager Against Multiple Myeloma” showcased translational studies to examine factors that may impact the therapeutic efficacy of HPN217 at the 63rd ASH Annual Meeting and Exposition. These factors include the target BCMA, in membrane-bound or soluble form, and concomitant or combination therapeutics such as gamma secretase inhibitor, or GSI, and dexamethasone. Preclinical data from this presentation for HPN217 demonstrated:

•
In a patient derived cell culture system, HPN217 was able to mediate multiple myeloma cell killing by autologous T cells in 80% of the cultures.
•
Presence of dexamethasone appeared to have limited effect on the anti-tumor activity of HPN217-redirected T cells.
•
GSI increased the expression of BCMA on multiple myeloma cells and enhanced the effect of HPN217.

HPN328: DLL3-Targeting TriTAC

We are developing HPN328 for the treatment of SCLC and other neuroendocrine tumors associated with DLL3 expression. DLL3 is a protein highly expressed in a majority of SCLC tumors and cancer stem cells, but only minimally expressed in normal tissue. This selective expression makes DLL3 an attractive drug target for T cell engagers. In January 2021, we announced that the first patient had been dosed with HPN328 in a Phase 1/2 clinical trial as an investigational treatment of SCLC and other tumors associated with DLL3 expression.

In March 2022, we received orphan drug designation for the treatment of SCLC.

In June 2022, we provided a clinical update on our ongoing Phase 1/2 clinical trial. As of the April 21, 2022, data-cutoff date, 18 patients had been enrolled in dose cohorts ranging from 15 µg to 1200 µg per week in both fixed and step dose cohorts administered once weekly by intravenous infusion. Eighteen patients with a median of 2 lines (range 1 to 5) of prior therapy have been enrolled and eligible patients include small cell lung cancer patients who have relapsed after platinum chemotherapy and patients with other malignancies with high grade neuroendocrine tumors associated with DLL3 expression. HPN328 has been generally well tolerated with Grade 1-2 CRS reported in 27% of patients. No dose-limiting toxicities, or DLTs, were observed and a maximum tolerated dose, or MTD, has not been reached. Seven of 18 patients (39%) had a decrease in sum of target lesion diameters, with 3 of 11 patients (27%) with SCLC across all dose cohorts experiencing a greater than 30% decrease in sum of target lesion diameters. Additionally, 4 of 6 patients (67%) with SCLC treated at greater than or equal to 1215 µg per week experienced a decrease in sum of target lesion diameters, including one confirmed Partial Response (cPR) per RECIST criteria (Response Evaluation Criteria In Solid Tumors). The patient with a cPR experienced a target lesion reduction of 53% at week 10.

In November 2022, we reported two events of Grade 3 cytokine release syndrome (CRS) following an initial 2mg priming dose of HPN328 during the dose escalation portion of the study. CRS in one patient resolved with treatment. CRS in a second patient was complicated by a requirement for oxygen prior to dosing and other complications that led to an additional event of respiratory failure, which led to the patient’s death. The events were reported to regulatory authorities, as required, and after lowered lowering the priming dose from 2mg to 1mg, the enrollment in the study continued.

In December we lowered the priming dose to 1mg and excluded patients requiring oxygen prior to dosing and dose escalation enrollment continued.

In February 2023, we confirmed a second SCLC patient had a partial response per RECIST criteria. Patient enrollment is on track with monotherapy cohorts at the 12mg target dose. We plan to enroll additional cohorts in our ongoing Phase 1/2 clinical trial evaluating HPN328 in combination with atezolizumab for the treatment of patients with SCLC in the second half of 2023. We plan to present initial interim clinical data in the second half of 2023 with the goal of identify a recommended Phase 2 dose by the end of 2023.

Market Opportunity

Globally, approximately 330,000 patients are diagnosed with SCLC annually, representing 10-15% of lung cancer diagnoses. The five-year relative survival rate for patients at the time of diagnosis with Localized, Regional and Distant disease is approximately 29%, 18% and 3%, respectively. T cell targeting checkpoint inhibitors, such as Tecentriq and Imfinzi, have been approved for use in SCLC patients, supporting immunotherapy as a new treatment alternative for SCLC. We believe there is still a significant unmet need remains for new therapies for these patients.

Our ProTriTAC Platform

ProTriTAC—An Expansion of TriTAC’s Capabilities

In order to expand the universe of addressable targets and indications, we have developed our proprietary ProTriTAC platform. Our ProTriTAC platform applies a prodrug concept to create a therapeutic T cell engager that remains inactive until it reaches the tumor. ProTriTACs therefore have the potential for additional tumor specificity and enhanced safety profiles because they are designed to have limited interaction with their molecular targets in healthy tissue, allowing us to target tumor-associated antigens that may be more broadly expressed. When a ProTriTAC penetrates a tumor, tumor-associated proteases cleave off the blocking domain of the ProTriTAC, thereby enabling the engagement of T cells to subsequently kill tumor cells. This activation process also diminishes the half-life of the resulting T cell engager so active molecules that leave the tumor are rapidly eliminated from circulation without causing off-tissue side effects.

Long-lived,
inactive prodrug
Activation by tumor proteases
& T cell-directed killing
Rapid clearance in
circulation
Albumin
αALB
αCD3
αTarget
CIRCULATION
TUMOR
CIRCULATION

Our ProTriTAC Product Candidate

HPN601

HPN601 is the first drug candidate from our ProTriTAC platform. HPN601 targets the epithelial cell adhesion molecule, or EpCAM, and is being developed for the treatment of multiple solid tumor indications. EpCAM is a tumor antigen that is broadly and uniformly expressed in many solid tumors; however, expression on some normal tissues has hindered its potential as a therapeutic target due to on-target, off-tumor toxicity as observed in clinical studies from past EpCAM targeted T cell engagers. The goal of developing HPN601, a conditionally active T cell engager, is to target all EpCAM-positive metastatic tumors by systemic administration and have an acceptable safety profile. IND filing timeline to enable a Phase 1 dose exploration study will be dependent on available resources.

Two new candidates for IND-enabling studies from the ProTriTAC platform have been identified against the targets trophoblast cell surface antigen 2 (TROP2) and Integrin-β6 (ITGB6). TROP2 is a glycoprotein that spans the epithelial membrane surface and plays a role in cell self-renewal, proliferation, and transformation. ITGB6 is a protein that is encoded by the ITGB6 gene and are adhesion receptors that function in signaling from the extracellular matrix to the cell.

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

Preclinical Data

In April 2022, we presented preclinical data on TriTAC-XR at the Society for Immunotherapy of Cancer (SITC) American Association for cancer Research (AACR) annual meeting. The poster presentation demonstrated that TriTAC-XR and its underlying extended-release mechanism represents a new approach to managing CRS, either alone or in combination with other existing CRS-mitigation approaches. The expected safety improvements would enable T cell engagers targeting immune cells to broaden its adoption from oncology to autoimmune and other non-oncology diseases.

Collaboration and License Agreements

Development and Option Agreement with AbbVie Biotechnology

On November 20, 2019, we entered into a Development and Option Agreement with AbbVie in connection with our HPN217 program, which targets B cell maturation antigen, or BCMA. Pursuant to such Agreement, we granted to AbbVie an option to a worldwide, exclusive license under our patents and know-how applicable to the HPN217 program to develop, manufacture and commercialize products arising from the HPN217 program targeting BCMA, or HPN217 Products. Under the Development and Option Agreement, we will file an IND for HPN217 and conduct development activities pursuant to a mutually-agreed development plan, including conducting a Phase 1 trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to take a worldwide, exclusive license to such HPN217 program.

Under the Development and Option Agreement, AbbVie may exercise its license option at any time during a period commencing on the effective date of the agreement, and expiring after a specified period, following delivery by us of a specified data package arising from the first Phase 1 trial for the HPN217 Products. Following AbbVie’s exercise of its option, and except for completion of certain development activities by us under the development plan, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of HPN217 Products and any other HPN217 Products. AbbVie is required to use commercially reasonable efforts to develop and obtain regulatory approval for one HPN217 product, for at least one indication, for use in each Major Market (as defined in the Development and Option Agreement).

AbbVie paid an upfront payment of $30 million and a development milestone payment of $50 million in June 2020 as we dosed our first patient in the Phase 1 trial of HPN217 in April 2020. If AbbVie exercises its option, AbbVie will pay us an option exercise fee of $200 million. Following option exercise, AbbVie will be required to make further payments to us of up to $230 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for HPN217 Products. We will also receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of HPN217 Products at percentages ranging from the high single digits to the very low double digits, subject to specified offsets and reductions. Royalties will be payable under the Development and Option Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each HPN217 Product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country, or ten years following first commercial sale of such HPN217 Product in such country.

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

Amended and Restated Discovery Collaboration Agreement with AbbVie Biotechnology

On August 16, 2021, we entered into Amendment No. 1 to the Amended and Restated Discovery Collaboration and License Agreement with AbbVie, or the First Amendment, which amends our Amended and Restated Discovery Collaboration and License Agreement entered on November 20, 2019, with AbbVie, or as amended by the First Amendment, the Restated Collaboration Agreement. The Restated Collaboration Agreement amends and restates our Discovery Collaboration and License Agreement entered into with AbbVie, dated October 20, 2017 and amended April 3, 2019, or the Original Collaboration Agreement. Pursuant to the First Amendment, we and AbbVie agreed to include the ProTriTAC technology within the Restated Collaboration Agreement. Pursuant to the Original Collaboration Agreement, we granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporate our proprietary TriTAC technology together with soluble TCRs provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Original Collaboration Agreement, AbbVie was granted the right to designate up to two targets for development of TriTAC constructs, which it selected in 2017 and 2019, respectively. Pursuant to the Restated Collaboration Agreement, AbbVie is permitted to designate two further targets, with an option to select up to four additional targets, selected during a specified period following the effective date, to be the subject of activities under the collaboration, and is granted a worldwide, exclusive license to develop and commercialize products that incorporate either our proprietary TriTAC platform technology, or (as a result of and pursuant to the First Amendment) our ProTriTAC platform technology, to pursue available T cell receptors, or TCRs and/or antibody targets. Such products may incorporate antibodies provided by AbbVie or by us. During a period of up to four years following the date of AbbVie’s designation of each target for the products, and subject to confirmation of target availability, we and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising our proprietary TriTAC or ProTriTAC technologies, as applicable, in conjunction with the soluble TCR or antibody sequences directed at the agreed upon targets of interest. We may not, including through any third party, develop or commercialize any competing product that binds to any of the included targets. As was the case under the Original Collaboration Agreement, following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed in each Major Market (as defined in the Restated Collaboration Agreement).

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

Royalties on net sales will be recognized when the underlying sales occur. No royalty revenue was recognized under the Werewolf Agreement as of December 31, 2022.

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

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any cGMP manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational product candidates and, if marketing approval is obtained, our commercial products. We believe this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of new product candidates.

To date, we have obtained bulk drug substance, or BDS, for HPN328 and HN217, from a single-source third-party contract manufacturer, AGC. While any reduction or halt in supply of BDS from this contract manufacturer could limit our ability to develop our product candidates until a replacement contract manufacturer is found and qualified, we believe that we have sufficient BDS to support our current clinical trial programs. We have obtained final drug product for these product candidates from one of two engaged third-party contract manufacturers. We are in the process of developing our supply chain for each of our product candidates and intend to put in place agreements under which our third-party contract manufacturers will generally provide us with necessary quantities of BDS and drug product on a project-by-project basis based on our development and commercial supply needs.

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

With respect to our earlier stage pipeline DLL3-targeting TriTAC product candidate, HPN328, we are aware of other competing DLL3-targeting clinical stage therapeutics. These include, but are not limited to, T cell engagers from Amgen Inc. and Boehringer Ingelheim; and CAR-T from Allogene Therapeutics.

With respect to HPN217, we are aware of other competing BCMA-targeting clinical stage therapeutics, which include, but are not limited to: T cell engagers from Amgen Inc., Pfizer Inc., Janssen Pharmaceuticals, Inc., Bristol-Myers Squibb Company, AbbVie (TeneoBio, Inc.) and Regeneron Pharmaceuticals, Inc., CAR-Ts from Autolus Therapeutics PLC, Arcellx, bluebird bio, Inc./Bristol Myers Squibb Company, Legend Biotech/Janssen Pharmaceuticals, Inc., Novartis AG, and Allogene Therapeutics; antibody drug conjugates from GlaxoSmithKline PLC and Celgene/Sutro Pharmaceuticals; and other modalities from Unum Therapeutics Inc./Seattle Genetics Inc.

With respect to HPN601, we are aware of other competing conditionally active or tumor micro environment activated therapeutics, which include, but are not limited to: BioAtla, LLC, Amunix/Sanofi, and CytomX Therapeutics, Inc.

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

TriTAC Platform

For our TriTAC platform, as of December 31, 2022 we owned one patent family directed to composition-of-matter coverage and method of use of our core TriTAC platform technology. This family includes two issued U.S. patent, one U.S. non-provisional patent application and over twenty foreign application counterparts. The issued patents in this family are projected to expire in 2036, not including any patent term adjustments and any patent term extensions.

In addition to patent protection on our core TriTAC platform technology, as of December 31, 2022, we owned two patent families that relate to the CD3 and albumin binding domains of the TriTAC platform. Specifically, these two families are directed to composition-of-matter, method of use and sequence coverage to our anti-CD3 single-variable fragment, scFv, and anti-albumin single domain antibody, sdAb, binding domains. These patent families include five issued U.S. patents, two U.S. non-provisional patent applications and over twenty foreign application counterparts. The issued patents in these two patent families are projected to expire in 2037, not including any patent term adjustments and extensions.

HPN217

For our pipeline BCMA-targeting TriTAC product candidate HPN217, as of December 31, 2022, we owned three patent families directed to composition-of-matter coverage of HPN217, its BCMA binding domain and related molecules, as well as methods of use and dosing regimens for cancers. These patent families include two issued U.S. patents, two U.S. non-provisional patent applications, one PCT international application and over fifty foreign application counterparts. The issued patents are projected to expire in 2038, not including any patent term adjustments and extensions. In addition to these three patent families, our patents on our anti-CD3 and albumin binding domains provide additional patent coverage on HPN217.

HPN328

For our pipeline DLL3-targeting TriTAC, HPN328, as of December 31, 2022, we owned two patent families directed to composition-of-matter coverage of this TriTAC, its DLL3 binding domain and related molecules, as well as methods of use and dosing regimens for cancers. These patent families include one issued U.S. patent, one U.S. non-provisional patent application, two non-expired U.S. provisional patent applications, one PCT international application and over ten foreign application counterparts. The issued patent is projected to expire in 2039, not including any patent term adjustments and extensions. In addition to these two patent families, our patents on our anti-CD3 and albumin binding domains provide additional patent coverage on this TriTAC.

HPN536

For our pipeline MSLN-targeting TriTAC product candidate, HPN536, as of December 31, 2022, we owned three patent families directed to composition-of-matter coverage of HPN536, its MSLN-binding domain and related molecules, as well as methods of use and dosing regimens for cancers. These patent families include two issued U.S. patents, two U.S. non-provisional patent application, one patent PCT international application and over twenty foreign application counterparts. The issued patents are projected to expire in 2038, not including any patent term adjustments and extensions. In addition to these three patent families, our patents on our core TriTAC platform technology and our anti-CD3 and albumin binding domains provide additional patent coverage on HPN536.

ProTriTAC Platform

Our patent portfolio for our ProTriTAC platform (including our first ProTriTAC candidate, HPN601) is at an early stage, with no issued patents as of December 31, 2022, and includes nine patent families directed to composition-of-matter coverage of the ProTriTAC binding moieties, applications in various protein and cellular therapy formats and methods of use thereof. These patent families include six U.S. non-provisional patent applications, two PCT international applications, one non-expired U.S. provisional patent applications and over twenty foreign application counterparts. Any patents issuing from these nine patent families are projected to expire in 2039 to 2043, not including any patent term adjustments and extensions.

TriTAC-XR Platform

Our patent portfolio for our TriTAC XR platform is at an early stage, with no issued patents as of December 31, 2022, and includes one patent family directed to composition-of-matter coverage of the TriTAC XR molecules and methods of use thereof. This patent family includes one PCT international application. Any patents issuing from this patent family are projected to expire in 2042, not including any patent term adjustments and extensions.

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

In addition to patent protection, we also rely on trademark registration, trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. We may therefore not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specified circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach.

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
•
approval by an independent Institutional Review Board (IRB) or ethics committee at each clinical site before the trial is commenced;
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

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug or biologic product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor, and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

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

A regenerative medicine advanced therapy, or RMAT, designation is intended to facilitate an efficient development program for, and expedited review of, any drug that meets the following criteria: (i) the drug qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, preclinical studies, clinical trials, patient registries or other sources of real world evidence such as electronic health records; the collection of larger confirmatory datasets; or post-approval monitoring of all patients treated with the therapy prior to approval.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA, and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

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

Compliance with applicable privacy and data security laws and regulations will involve substantial costs. For example, the European General Data Protection Regulation, or GDPR, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. European data protection laws, such as the GDPR, also impose strict rules on the transfer of personal data out of the European Economic Area, Switzerland and United Kingdom. Further, the GDPR authorizes the imposition of penalties (such as restrictions or prohibitions on personal data processing) and large fines for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to personal data that we process or control compared to prior EU law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR and similar data protection laws, which could divert management’s attention and increase our cost of doing business. Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, or CCPA, which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States. Although the CCPA exempts certain data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to the personal information we maintain about California residents. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable information security or privacy laws in light of the lack of applicable precedent and regulations. Federal, state and foreign enforcement bodies have increased their scrutiny of biotechnology companies, which has led to a number of investigations, prosecutions, convictions, fines, penalties and settlements in the industry.

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

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Act was enacted, which, among other things, removes penalties for not complying with ACA’s requirement to carry health insurance, known as the “individual mandate”, effective January 1, 2019. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to additional judicial and Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031 unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, Congress is considering additional health reform measures.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. In addition, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Employees

As of February 28, 2023, we had 50 full time employees, 37 of whom were engaged in research and development activities and 13 of whom were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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
•
delays in or failure to obtain IRB, approval at each site;
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

Success in preclinical studies does not ensure that later clinical trials will be successful. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after positive results in earlier preclinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any potential promising results in earlier studies, we have in the past and may in the future face similar setbacks. In addition, the results of our preclinical animal studies, including our non-human primate studies, may not be predictive of the results of outcomes in human clinical trials. For example, while we did not observe unacceptable safety events in our preclinical testing of HPN601, given the expression of EpCAM on both normal and cancerous cells, we may observe unacceptable levels of toxicity in our future clinical trial of HPN601. Product candidates in later stages of clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies.

We depend on enrollment of patients in our clinical trials for our product candidates. If we experience delays or difficulties enrolling in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. These trials and other trials we conduct have in the past and may in the future be subject to delays as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. We have multiple ongoing Phase 1/2 clinical trials, which could generate adverse events that may cause us to delay these trials or halt further development. For example, in November 2022, we voluntarily paused enrollment into our ongoing Phase 1/2 safety study of HPN328 following two events of Grade 3 cytokine release syndrome following an initial 2mg priming dose of HPN328. CRS in one patient resolved with treatment. CRS in a second patient was complicated by a requirement for oxygen prior to dosing and other complications that led to an additional event of respiratory failure, which led to the patient’s death. Although we have resumed enrollment in the study, we cannot be certain that our mitigation efforts, including, reduction of the priming dose and a protocol amendment to exclude patients requiring supplemental oxygen therapy, will avoid future toxicities or deaths, particularly as we escalate the target dose. Regulatory authorities, including the FDA and IRBs, may impose a clinical hold or suspend the trial, preventing further enrollment.

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

Our product candidates may have serious adverse, undesirable or unacceptable side effects or other properties which may delay or prevent marketing approval. Such side effects could result in us need to abandoning our development of related such product candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Our product candidates target protein expression on tumor cells, which expression may also be present on healthy cells. Accordingly, our product candidates can result in high or unacceptable levels of toxicity when tested in humans. Cytokine release syndrome is a common toxicity occurring with CAR-T therapies and has occurred with our product candidates. For example, in November 2022, we announced two events in our HPN328 study of Grade 3 cytokine release syndrome (CRS) following an initial 2mg priming dose of HPN328 during the dose escalation portion of the study. CRS in one patient resolved with treatment. CRS in a second patient was complicated by a requirement for oxygen prior to dosing and other complications that led to an additional event of respiratory failure, which led to the patient’s death.

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

A key element of our strategy is to use and expand our technology platforms, including TriTAC, ProTriTAC and TriTAC-XR, to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of different types of diseases. Although our research and development efforts to date have resulted in a pipeline of product candidates directed at various cancers, we may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenues in future periods, which could result in significant harm to our financial position and adversely affect our share price.

Risks Related to Our Financial Condition and Need for Additional Capital

We will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of HPN217 and HPN328, and as we continue to research and develop other potential technologies and product candidates, including HPN601. As a result, we may at times reevaluate our corporate priorities and development plans. For example, in August 2022, based on our decision to prioritize certain assets in our portfolio, we announced that we intend to seek a partnership to further develop our HPN536 program in monotherapy and combination settings. Then, in November 2022, we announced a corporate restructuring and a reduction in workforce designed to reduce operating expenses and focus our resources on our clinical pipeline.

In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the date of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, including our assumptions related to our corporate restructuring, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings, including our March 2023 private placement transaction, or the Private Placement, or pursuant to our Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, may result in dilution to our stockholders, the imposition of burdensome covenants and repayment obligations, and other restrictions that may affect our business. For example, in March 2023, we raised $25.0 million through a Private Placement pursuant to which we sold 25,000 shares of preferred stock, or the Series A Preferred Stock with rights that are superior to those of our common stockholders and warrants to purchase up to 7,485,762 shares of our common stock (the "Warrants"). If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, pursuant to the terms of our Series A Preferred Stock, we will be required to use a portion of the net proceeds from certain licensing or collaboration arrangements to redeem shares of Series A Preferred Stock, and, accordingly, we may require additional capital to fund our operating plans. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of developing our product candidates, and conducting preclinical studies and clinical trials, including our Phase 1 trial of HPN217, Phase 1/2 trial of HPN328, and the winddown of our Phase 1/2a trials of HPN536 and HPN424;
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

Any of these impacts could materially affect our business, financial condition and results of operations.

We are an early clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are an early clinical-stage immunotherapy company with a limited operating history. We have incurred net losses of $67.7 million, $116.7 million and $49.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated loss of $352.5 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

•
continue to conduct our ongoing Phase 1 trial of HPN217 for the treatment of relapsed, refractory multiple myeloma;
•
continue to conduct our ongoing Phase 1/2 trial of HPN328 for the treatment of small cell lung cancer and other DLL3 expressing tumors;
•
plan for the start up of a the Phase 1 study of HPN601 for the treatment of EpCAM expressing tumors;
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

We have financed our operations to date primarily through payments received under collaboration and licensing agreements and the sale of capital stock, including from our March 2023 Private Placement, our 2021 follow on offering and sales pursuant to our Sales Agreement with Cantor Fitzgerald. We have devoted a significant portion of our financial resources and efforts to developing our TriTAC, ProTriTAC and TriTAC-XR platforms, identifying potential product candidates, conducting preclinical studies of a variety of product candidates, and preparing for and conducting clinical trials of product candidates. We are in the early stages of development of our product candidates, and we have not completed development and commercialization of any TriTAC, ProTriTAC or TriTAC-XR product candidate.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity or debt financings and upfront and milestone payments, if any, received under our collaborations with AbbVie and any other future licenses or collaborations, together with our existing cash and cash equivalents. In order to accomplish our business objectives and further develop our product pipeline, we will, however, need to seek additional funds. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. For example, in March 2023, we raised $25.0 million in a Private Placement where we sold 25,000 shares of Series A Preferred Stock with rights that are superior to those of our common stockholders and warrants to purchase up to 7,485,762 shares of our common stock; in the event of our voluntary or involuntary liquidation, dissolution or winding up, or the occurrence of a Deemed Liquidation Event (as defined in our certificate of designation), holders of our Series A Preferred Stock then outstanding are entitled to be paid prior to common stock holders. In addition, the possibility of additional such issuances may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring, selling or licensing intellectual property rights, which could adversely impact our ability to conduct our business.

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
•
the data collected from clinical trials as of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, or regulatory authorities may not accept a submission due to, among other reasons, the content or formatting of the submission;
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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that there will be additional health reform measures. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year and will remain in effect until 2031, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, The Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, and data we collect about clinical trial participants in connection with clinical trials. As a result, we, our service providers and any collaborators are or may become subject to or affected by numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, certifications, and other obligations that govern the processing of personal information by us or on our behalf. These obligations are rapidly evolving, subject to differing interpretations and could result in conflicting compliance obligations among various jurisdictions. Compliance with federal, state, and foreign data protection laws and regulations and other data protection obligations could require us to take on more onerous obligations in our contracts; increase our costs of legal compliance; restrict our ability to collect, use and disclose personal information; and, in some cases, impact our, our service providers’ or collaborators’ ability to operate in certain jurisdictions.

In the United States, numerous federal, state, and local governments have enacted numerous data privacy and security laws, including personal information privacy laws (including those related to health), data breach notification laws, and state consumer protection laws. For example, the California Consumer Privacy Act of 2018, or the CCPA, imposes obligations on businesses to which it applies, including, but not limited to, requirements to provide specific disclosures in privacy notices and affording California residents certain rights related to their personal information. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we maintain about California residents. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, the California Privacy Rights Act of 2020, or the CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states (such as Colorado, Utah, Connecticut and Virginia) have also passed comprehensive data privacy laws.

Outside the United States, there are an increasing number of laws, regulations, and industry standards related to data privacy and security with which we, our collaborators, service providers (including our CROs, and contractors) may need to comply, including in connection with our clinical trial activities. For example, the EU’s General Data Protection Regulation, or GDPR, and the United Kingdom’s GDPR, or UK GDPR, include strict requirements for processing the personal information of individuals (including clinical trial data), respectively, located within the European Economic Area, or EEA, and the United Kingdom, or UK. The processing of sensitive personal information, such as health information, may impose heightened compliance burdens under the GDPR and the UK GDPR. For example, under the GDPR, government regulators may impose temporary and definitive bans on personal information processing as well as fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater.

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

Our obligations related to data privacy and security are quickly changing in an increasingly frequent fashion. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparation for and compliance with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices, and to any third parties that process personal information on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations. If we or our third party collaborators or service providers fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; reputational harm; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business and financial condition, including, but not limited to: interruptions or stoppages in business operations (including, clinical trials); inability to process personal information; limited ability to develop or commercialize or products; expenditure of time and resources to defend any claim, inquiry or similar request; adverse publicity; and revision or restructuring of our operations.

Risks Related to Our Business Operations

Our recent corporate restructuring undertaken to reduce operating expenses, focus our resources on our clinical pipeline and extend our cash runway may not be successful.

In November 2022, we announced a corporate restructuring designed to reduce operating expenses and focus our resources on our clinical pipeline. In connection with the restructuring plan, our workforce will be reduced by approximately 45%, with the majority of the reductions having taken place at the end of 2022 and remainder to occur in the first half of 2023. We estimate that we will incur costs up to approximately $1.8 million in charges for termination benefits related to the restructuring plan. Also, as a part of the restructuring, we have initiated activities to reduce our corporate facilities footprint by subletting all of our research labs and associated office and relocating to a smaller facility.

These restructuring activities may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities, hire new employees, complete initiatives and require us to hire qualified replacement personnel, which may result in us incurring additional and unanticipated costs and expenses. Moreover, there is no assurance that we will be able to fully realize the value from our restructuring measures, such as reduced costs from our current facility obligations. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, results of operations and ability to successfully develop our focused clinical programs.

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

Unstable market and economic conditions, including adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, may have serious adverse consequences on our business, financial condition, results of operations and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, increased interest rates, inflationary pressures, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.

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
•
the impact of public health epidemics, such the COVID-19 pandemic; and
•
business interruptions resulting from political instability and geo-political actions, particularly in foreign economies and markets (such as the conflict between Russia and Ukraine), and other instances of war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires.

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

In November 2021, we appointed a new President and Chief Executive Officer and, in October 2022, we appointed a new Chief Medical Officer. Our Chief Financial Officer resigned, effective August 31, 2022, and we are in the process of recruiting a replacement. Resignations of executive officers and changes in management may cause disruption in our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. In particular, the loss of key managers and senior scientists could delay our research and development activities. Transitions may also cause uncertainty among investors, employees and others concerning our future direction and performance.

We conduct substantially all of our operations at our facilities in South San Francisco, California. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in this region is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

We expect to need to expand our development, regulatory and, in the future, sales and marketing capabilities, and may encounter difficulties in managing and growing our operations, particularly in light of recent cost-containment activities.

As of February 28, 2023, we had 50 full-time employees, which includes the reduction in our workforce actions. In order to progress our development, regulatory and sale and marketing capabilities, we expect to need to, over the long-term, significantly grow the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage any anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to efficiently utilize, recruit and train qualified personnel. Due to our limited financial resources, including recent cost-containment objectives, and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage any expansion of our operations or efficiently utilize, recruit and train qualified personnel. Any future expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage our operations and any growth of our operations could delay the execution of our business plans or disrupt our operations.

In addition, managing our operations requires significant involvement from members of management, including in: identifying, recruiting, integrating, maintaining and motivating additional employees; managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and improving our operational, financial and management controls, reporting systems and procedures. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage our operations, and our management may at times also have to divert a disproportionate amount of its attention away from day-to-day activities in order to manage operating activities.

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

If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction. In addition, pursuant to the terms of our Series A Preferred Stock, we will be required to use a portion of the proceeds generated from certain collaboration or licensing agreements to redeem shares of our Series A Preferred Stock. Accordingly, we may not be able to realize the full benefit of payments made pursuant to any such agreements to further fund our operations.

We rely on third-party manufacturers to produce our product candidates. Any failure by a third-party manufacturer to produce acceptable product candidates for us may delay or impair our ability to initiate or complete our clinical trials or commercialize approved products.

We do not currently own or operate any manufacturing facilities nor do we have any in-house manufacturing experience or personnel. We work with third-party contract manufacturers to produce sufficient quantities of our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and intend to do so for the commercial manufacture of our products, if approved. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business. As an example, we have in the past, as a result of the COVID-19 pandemic, experienced some minor disruptions in our manufacturing supply chain that affected our drug supply and patient enrollment in some of our clinical trials.

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

To date, we have primarily relied on single-source suppliers per product for bulk drug substance. The loss of any of our suppliers or their failure to supply us with bulk drug substance, or BDS, on a timely basis could cause a delay in our ability to develop the impacted product candidates and adversely affect our business.

We depend on one single-source supplier per product for BDS for our HPN217 and HPN601 programs. We have several suppliers for our HPN328 program, however there can be no assurance that our supply of BDS will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Additionally, we do not have any control over the process or timing of the acquisition or manufacture of materials by our suppliers, and cannot ensure that our suppliers will deliver to us the BDS we order on time, or at all. The loss of BDS provided by our suppliers could require us to change the design of the product candidate development process for the impacted product(s) based on the functions, limitations, features and specifications of the replacement.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we have and may from time to time become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. For example, from 2018 through 2021, we were involved in a suit that involved claims for misappropriation of trade secrets and for alleged breach of a contractual non-compete provision, brought against us by Maverick Therapeutics, Inc., which had the potential to impair the development of our ProTriTAC platform. The court ultimately ruled in our favor on these claims, but we may be subject to similar litigation in the future.

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

If we do not obtain protection under the Hatch-Waxman Amendments and similar non-U.S. legislation for extending the term of patents covering each of our product candidates, our business may be materially harmed.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2019 at a price of $14.00 per share, the reported low and high sales prices of our common stock through February 28, 2023 has ranged from $0.59 to $25.24, respectively.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors describe in this “Risk Factors” section:

•
the effects of the recent and other potential corporate restructurings;
•
the anticipated results of our Phase 1 trial of HPN217, Phase 1/2 trial of HPN328, and any other future preclinical studies and clinical trials and trials we may conduct, or changes in the development status of our product candidates;
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
•
general political and economic conditions, such as the geopolitical instability resulting from the conflict between Russia and Ukraine or historically high inflation;
•
ongoing effects of the COVID-19 pandemic;
•
effects from a local or global recession or depression that may depress economic conditions for a prolonged period; and
•
other events or factors, many of which are beyond our control.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many biopharmaceutical companies. Stock prices of many biopharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect, our business, operating results, financial condition, and cash flows.

We have in the past and may in the future fail to continue to meet the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock currently trades on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC, or Nasdaq, has requirements that a company must meet in order to remain listed on Nasdaq. For example, Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per share of our common stock.

On November 29, 2022, we received a letter from the Listing Qualifications Staff, or the “Nasdaq Staff” of Nasdaq notifying us that for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). The notification received had no immediate effect on the listing of our common stock on the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days to regain compliance with the minimum bid price requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. On February 10, 2023, we received a letter from the Nasdaq Staff notifying us that the closing bid price of our common stock had been at $1.00 per share or greater for 10 consecutive business days, from January 27, 2023 to February 9, 2023, and accordingly, we had regained compliance with Nasdaq Listing Rule 5450(a)(1).

There can be no assurance that we will continue to meet the minimum bid price requirement, or any other Nasdaq requirements, in the future. Of note, from February 14, 2023 to March 24, 2023, the closing price of our common stock was below $1.00 per share. Since the closing bid price of our common stock has fallen below $1.00 per share for 30 consecutive trading days, Nasdaq may initiate another delisting process with a notification letter indicating that we are not in compliance with Nasdaq’s listing standards.

In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.

Holders of our preferred stock may have interests and rights that are different from our common stockholders.

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock, which could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock.

In March 2023, we raised additional capital through a Private Placement pursuant to which we sold 25,000 shares of Series A Preferred Stock and warrants to purchase up to an aggregate of 7,485,762 shares of common stock to investors. We are required to redeem the Series A Preferred Stock at certain specified times and upon the occurrence of certain specified events, including upon the receipt of proceeds in connection with certain strategic transactions, at the applicable redemption price set forth in the certificate of designation of the Series A Preferred Stock, or the Certificates of Designation. Upon liquidation, dissolution or winding up of our company, the holders of Series A Preferred Stock will be entitled to receive, in preference to the holders of any other capital stock, an amount per share equal to the greater of (i) $1,000 multiplied by 3.5 (or 4.5 from and after the 18 month anniversary of the closing of the Private Placement) plus accrued and unpaid dividends thereon, if any, and (ii) the amount a holder of Series A Preferred Stock would have been entitled to receive had such holder exchanged the share of Series A Preferred Stock for a number of shares of common stock equal to (x) 1,000 plus all accrued but unpaid dividends, divided by (y) the “Minimum Price” as defined in Nasdaq Rule 5635(d). Additionally, as long as there is at least 2,500 shares of Series A Preferred Stock outstanding, unless we have received the consent of the Requisite Holders (as defined in the Certificate of Designation), we are prohibited from taking certain actions, including, among other things, subject to certain exceptions, authorizing or issuing any securities senior to the Series A Preferred Stock, actions that would impede our ability to make required redemptions of the Series A Preferred Stock, incur indebtedness, transfer or license certain assets, and redeem or repurchase shares of our capital stock. In addition, holders of the Series A Preferred Stock are entitled to receive, when, as, and if declared by our board of directors, dividends that accrue on a day-to-day basis until paid at a rate of 8.000% per year on the stated value of $1,000 per share of Series A Preferred Stock, and unless full cumulative dividends have been paid, we may not declare or pay any dividends on any junior securities, including our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of February 28, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 38.2% of our outstanding voting common stock, and as of March 23, 2023, approximately 70% of our outstanding Series A Preferred Stock. While these stockholders collectively own less than a majority of our voting stock, these stockholders will nevertheless continue to have significant influence over matters requiring stockholder approval. Therefore, these stockholders will have the ability to influence us through this ownership position. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. Additionally, holders of our Series A Preferred Stock have consent rights with respect to certain actions, limiting our ability to enter into certain change in control, liquidation or licensing transactions, or incur indebtedness without their approval. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In addition, in connection with the Private Placement, we issued warrants to purchase up to 7,485,762 shares of common stock. To the extent these warrants are exercised, our stockholders would be diluted, and the price of our common stock may decline.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

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

We could be an emerging growth company for up to five years following the completion of our initial public offering. Our status as an emerging growth company will end as soon as any of the following takes place:

•
the last day of the fiscal year in which we have more than $1.235 billion in gross annual revenue;
•
the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•
the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•
the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering, which is December 31, 2024.

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

We have never declared or paid cash dividends on our common stock; however, the holders of the Series A Preferred Stock are entitled to receive, when, as, and if declared by our board of directors, 8.000% annual dividends payments. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. As a result, any investment return on our common stock will depend upon increases in the value for our common stock, which is not certain. Furthermore, while we currently intend to retain all our available funds and any future earnings to support operations and to finance the growth and development of our business, the holders of the Series A Preferred Stock are entitled to certain redemption rights upon the receipt of proceeds in connection with certain strategic and licensing transactions. As a result of this and of the liquidation and dividend preferences of the Series A Preferred Stock, any investment return on our common stock may be diminished.

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

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential and sensitive data, including personal information (such as health-related data), intellectual property, and trade secrets. We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business, particularly since the COVID-19 pandemic. We also rely on third-party service providers and technologies to operate our business. parties and their information technology systems. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Any of the previously identified or similar threats could cause a security incident or other interruption, which could result in the unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data, including clinical trial data. We may be unable to anticipate or there is a risk that an attack may remain undetected for a period of time. As the cyber-threat landscape evolves, these threats are increasing in frequency, sophistication and intensity and are likely to become increasingly difficult to detect. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents and other interruptions. However, there can be no assurance that these measures will be effective.

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

In October 2021, we entered into a lease agreement for approximately 24,770 rentable square feet of office space in South San Francisco, California, or the Gateway Lease. Under the lease agreement we have an initial lease term of 5 years.

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

Holders of Record

As of February 28, 2023, there were approximately 17 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

In addition, holders of the Series A Preferred Stock are entitled to receive, when, as, and if declared by our board of directors, dividends that accrue on a day-to-day basis until paid at a rate of 8.000% per year on the stated value of $1,000 per share on the Series A Preferred Stock, and unless full cumulative dividends have been paid, we may not declare or pay any dividends on any junior securities, including our common stock. See Note 12 Subsequent Events to our financial statements included elsewhere in this report for further details.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K.

Registrant Purchases of Equity Securities

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements. In addition, the section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 10, 2022.

Overview

We are a clinical-stage immunotherapy company developing a novel class of T cell engagers that harness the power of the body’s immune system to treat patients suffering from cancer and other diseases. T cell engagers are engineered proteins that direct a patient’s own T cells to kill target cells that express specific proteins, or antigens, carried by the target cells. We are developing a pipeline of novel T cell engagers initially focused on the treatment of solid tumors and hematologic malignancies. In addition to our product candidates utilizing our TriTAC technology, we have also nominated our first clinical candidate using our proprietary ProTriTAC platform, a prodrug version of our TriTAC platform, designed to expand the target space for T cell engagers and bring the benefits of TriTACs to a broader number of patients.

TriTAC

Our TriTAC product candidates in ongoing clinical development include HPN217 a Phase 1 clinical trial targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma, and HPN328 a Phase 1/2 clinical trial targeting Delta-like canonical Notch ligand 3, or DLL3, for the treatment of small cell lung cancer, or SCLC, and other DLL3-expressing tumors. As of March 10, 2022, we have discontinued further development of HPN424 as a treatment of metastatic castration-resistant prostate cancer, or mCRPC, and as of August 2022 we have discontinued further enrollment in our HPN536 Phase 1/2a clinical trial for the treatment of ovarian cancer and other mesothelin-, or MSLN-, expressing solid tumors, as we seek a partner for further development.

TriTAC Pipeline Update

HPN217

In December 2022, we announced the interim results of ongoing Phase 1 clinical trial of HPN217. As of the October 17, 2022 data cut-off date, 62 patients had been treated across fixed and step doses up to 2.86 mg/week in fixed dosing cohorts and 24 mg/week target dose in step dosing cohorts. Premedication to minimize CRS includes dexamethasone and other standard therapies. Enrolled patients had a median of 6 prior therapies. The most frequent treatment-emergent adverse events, or TEAEs, occurring in greater than 15% were anemia (44%), fatigue (32%), and transient CRS (27%), No grade 3 or higher CRS was reported in this patient population as of the October 17, 2022 data cut-off date. Two DLTs, of reversible transaminitis were reported at a fixed dose of 2.86 mg was reported. An MTD has not been reached at the target dose in step dosing regimens. Following our results announced at ASH in December 2022, one patient experienced Grade 3 CRS and Grade 1 Immune Effector Cell Associated Neurotoxicity (ICANS), which was followed by a post-traumatic Grade 5 subdural hematoma. Overall, a well-tolerated safety profile continues to emerge, with low incidence of CRS across the patient population studied to date.

HPN217 was active across a wide dose range (2.15 to 24 mg), with 77% (10/13) ORR observed across the highest step doses (12 and 24 mg). Additionally, 86% (18/21) of responders remain on study treatment with sustained response, with many responders on treatment for over a year. Three patients in the study were evaluated for minimal residual disease (MRD), and all three were MRD negative (<105).

HPN217 demonstrated a dose proportional increase in Cmax and area under the curve, or AUC, with a median serum half-life of 66 hours, confirming half-life extension. Half-life, clearance rate, and volume of distribution were dose-independent, suggesting linear PK kinetics. Pharmacodynamic analysis shows a trend of attenuation in cytokine and chemokine (IL-6, IL-8, TNFα) spikes upon administration of target doses compared to step doses.

In January 2021, HPN217 received orphan drug designation for the treatment of multiple myeloma. In March 2022, HPN217 was granted fast track designation for the treatment of relapsed, refractory and multiple myeloma.

Dose exploration is continuing with ongoing patient enrollment in the escalation phase of the Phase 1 trial expected to reach completion in the first half of 2023 and identification of a recommended Phase 2 dose by the end of 2023.

HPN217 is covered by a global Development and Option Agreement with AbbVie, and treatment of the first patient in the clinical trial triggered a $50 million milestone payment, which we received in June 2020. HPN217 targets B-cell maturation antigen, or BCMA, a well-validated target expressed on multiple myeloma cells. Harpoon is responsible for conducting the Phase 1 trial, and we are actively enrolling patients in the dose escalation portion of the multi-country trial. Under the agreement with AbbVie, we are eligible to receive future payments totaling up to $430 million upon AbbVie’s exercise of an exclusive license option and achievement of certain development, regulatory, and commercial milestones, in addition to royalties on commercial sales.

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

In April 2022, we entered into a Master Clinical Supply Agreement with F. Hoffmann-La Roche Ltd, or Roche, for the supply of atezolizumab (Tecentriq®). We plan to enroll additional cohorts in our ongoing Phase 1/2 clinical trial evaluating HPN328, a DLL3 targeting TriTAC®, in combination with atezolizumab for the treatment of patients with SCLC in the first half of 2023. Under this agreement, we are the sponsor of the anticipated clinical trials, and Roche will supply atezolizumab.

In June 2022, we provided a clinical update on our ongoing Phase 1/2 clinical trial. As of the April 21, 2022, data-cutoff date, 18 patients had been enrolled in dose cohorts ranging from 15 µg to 1200 µg per week in both fixed and step dose cohorts administered once weekly by intravenous infusion. Eighteen patients with a median of 2 lines (range 1 to 5) of prior therapy have been enrolled and eligible patients include small cell lung cancer patients who have relapsed after platinum chemotherapy and patients with other malignancies with high grade neuroendocrine tumors associated with DLL3 expression. HPN328 has been well tolerated with Grade 1-2 CRS reported in 27% of patients. No dose-limiting toxicities, or DLTs, were observed and a maximum tolerated dose, or MTD, has not been reached. Seven of 18 patients (39%) had a decrease in sum of target lesion diameters, with 3 of 11 patients (27%) with SCLC across all dose cohorts experiencing a greater than 30% decrease in sum of target lesion diameters. Additionally, 4 of 6 patients (67%) with SCLC treated at greater than or equal to 1215 µg per week experienced a decrease in sum of target lesion diameters, including one confirmed Partial Response (cPR) per RECIST criteria. The patient with a cPR experienced a target lesion reduction of 53% at week 10.

In November 2022, we reported two events of Grade 3 cytokine release syndrome (CRS) following an initial 2mg priming dose of HPN328 during the dose escalation portion of the study. CRS in one patient resolved with treatment. CRS in a second patient was complicated by a requirement for oxygen prior to dosing and other complications that led to an additional event of respiratory failure, which led to the patient’s death.

In December 2022 we lowered the priming dose to 1mg and excluded patients requiring oxygen prior to dosing and dose escalation enrollment continued.

In February 2023, we confirmed a second SCLC patient had a partial response per RECIST criteria.

Patient enrollment is on track with monotherapy cohorts at the 12mg target dose. We plan to enroll additional cohorts in our ongoing Phase 1/2 clinical trial evaluating HPN328 in combination with atezolizumab for the treatment of patients with SCLC in the second half of 2023.

We plan to present interim data in the second half of 2023 with the goal of identifying a recommended Phase 2 dose in the monotherapy setting by the end of 2023.

HPN536

In August 2022, we announced that, based on our decision to prioritize assets in our portfolio, we intend to seek a partner to further develop HPN536 in monotherapy or combination studies. No further enrollment in the current study is planned, and winddown is expected to be completed by end of 2023.

HPN424

In March 2022, we announced the discontinuation of further clinical development for HPN424, our PSMA-targeting TriTAC, and winddown is expected to be completed by end of 2023.

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

Two new candidates for IND-enabling studies from the ProTriTAC platform have been identified against the targets trophoblast cell surface antigen 2 (TROP2) and Integrin-β6 (ITGB6). TROP2 is a glycoprotein that spans the epithelial membrane surface and plays a role in cell self-renewal, proliferation, and transformation. ITGB6 is a protein that is encoded by the ITGB6 gene and are adhesion receptors that function in signaling from the extracellular matrix to the cell.

HPN601

Our first ProTriTAC candidate is currently in preclinical development. HPN601 targets the epithelial cell adhesion molecule, or EPCAM, which is expressed on variety of solid tumors. IND filing timeline to enable a Phase 1 dose exploration study will be dependent on available resources.

TriTAC-XR

In April 2022, we presented preclinical data on TriTAC-XR at the Society for Immunotherapy of Cancer (SITC) American Association for Cancer Research (AACR) annual meeting. The poster presentation demonstrated that TriTAC-XR and its underlying extended-release mechanism represents a new approach to managing CRS, either alone or in combination with other existing CRS-mitigation approaches. The expected safety improvements would enable T cell engagers targeting immune cells to broaden its adoption from oncology to autoimmune and other non-oncology diseases.

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

Since our inception, we have incurred significant net operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. In November 2022, we announced a corporate restructuring and a reduction in workforce of approximately 45% of our headcount to focus our resources on our clinical pipeline, including HPN217, HPN328, HPN601. We currently estimate that we will incur costs up to approximately $1.8 million in charges for termination benefits related to the restructuring plan. We paid $0.5 million for termination benefits in 2022. The estimates of the expenses we expect to incur are subject to a number of assumptions, risks and uncertainties, and actual results may differ from our estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the corporate restructuring. Also, as a part of the restructuring, we plan to initiate activities to reduce our corporate facilities footprint by subletting all of our research labs and associated office and relocating to a smaller facility.

Our net losses were $67.7 million, $116.8 million, and $49.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $352.5 million. Our primary use of cash is to fund net losses, operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

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

From October 2020 through the period ended December 31, 2022, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $11.2 million in net proceeds from the sale of shares of our common stock. In 2023, we received an aggregate of approximately $1.5 million in net proceeds from the sale of shares of our common stock under such Sales Agreement.

In March 2023, we entered into a Securities Purchase Agreement, or Purchase Agreement. Pursuant to the Purchase Agreement, we sold and issued (i) 25,000 shares of Series A Preferred Stock and (ii) warrants to purchase up to an aggregate of 7,485,762 shares of our Common Stock, or the Warrants. The shares of Series A Preferred Stock and accompanying Warrants were sold at a purchase price of $1,000 per share of Series A Preferred Stock. The total gross proceeds we received from the sale of the Series A Preferred Stock and Warrants in the Private Placement were approximately $25.0 million, which does not include any proceeds that may be received upon exercise of the Warrants.

COVID-19

We are continuing to monitor the overall impact of the COVID-19 pandemic on our business. Our assessment to date continues to support that we have not experienced any material delays or significant financial impacts directly related to the pandemic other than some minor disruptions to clinical operations, including some disruptions in our manufacturing supply chain that affected and may continue to affect our drug supply, disruptions in patient enrollment in some of our clinical trials and delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials due to limited staff at our clinical trial sites. We will continue to monitor any potential impacts of the COVID-19 pandemic on our third-party contract manufacturers, contract research organizations and other third parties that assist us with clinical trials and our clinical trial sites. See “Part II Item 1A—Risk Factors” for more information regarding the potential impact of the COVID-19 pandemic on our business and operations. We continue to actively monitor this situation and the possible effects on our business and operations.

Collaborations with AbbVie

Development and Option Agreement

On November 20, 2019, we entered into a Development and Option Agreement, which we refer to, as amended, as the Development and Option Agreement, with AbbVie in connection with our HPN217 program, which targets B cell maturation antigen, or BCMA. Pursuant to such agreement, we granted to AbbVie an option to a worldwide, exclusive license to our patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA, or HPN217 Products. Under the Development and Option Agreement, we filed an IND for HPN217 and are responsible for conducting clinical development activities pursuant to a mutually agreed upon development plan, including conducting a Phase 1 trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to a worldwide, exclusive license to such HPN217 program. We initiated a Phase 1 clinical trial in April 2020.

Under the Development and Option Agreement, AbbVie may exercise its license option at any time during a period commencing on the effective date of the agreement and expiring after a specified period following delivery by us of a specified data package arising from the first Phase 1 trial for the HPN217 Products. Following AbbVie’s exercise of its option, and except for completion of certain development activities by us under the development plan, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of HPN217 and any other HPN217 Products. AbbVie is required to use commercially reasonable efforts to develop and obtain regulatory approval for one HPN217 Product, for at least one indication, for use in each Major Market (as defined in the Development and Option Agreement).

AbbVie paid an upfront payment of $30.0 million and, in June 2020, a development milestone payment of $50.0 million, as we dosed our first patient in the Phase 1 trial of HPN217 in April 2020. If AbbVie exercises its option, AbbVie will pay us an option exercise fee of $200.0 million. Following option exercise, AbbVie will be required to make further payments to us of up to $230.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for HPN217 Products. We will also receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of HPN217 Products at percentages ranging from the high single digits to the very low double digits, subject to specified offsets and reductions. Royalties will be payable under the Development and Option Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of HPN217 and other HPN217 Products, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country, or ten years following first commercial sale of such HPN217 Product in such country.

We will recognize revenue under the Development and Option Agreement as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1 trial of HPN217. Accordingly, of the $30.0 million upfront payment received in 2019 and $50.0 million development milestone received in 2020, $24.4 million and $18.4 million of revenue was recognized for the year ended 2022 and 2021, respectively, and as of December 31, 2022, we had $21.7 million of deferred revenue under the Development and Option Agreement.

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

We recognized revenue under the Original Collaboration Agreement over a period in which related research and development activities occur. As of December 31, 2021, we had recognized the full $17.0 million upfront payment related to the initial two targets.

We will recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $20.0 million upfront payment received in 2019, $7.5 million and $0.9 million of revenue was recognized during the years ended 2022 and 2021. As of December 31, 2022, we had $11.6 million of deferred revenue under the Restated Collaboration Agreement.

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

Financial Operations Overview

Revenue

We have no products approved for commercial sale and have not generated any revenue from product sales. Our collaboration and license revenue to date is related to work performed by us under the Restated Collaboration Agreement and Development and Option Agreement, and is recognized when designated research and development services are performed. To date, we have received upfront payments under the Original Collaboration Agreement and Restated Collaboration Agreement, and Development and Option Agreement and milestone payments under the Development and Option Agreement. We expect that any collaboration and license revenue we generate from the Restated Collaboration Agreement and the Development and Option Agreement and any future collaboration partners will fluctuate from period to period as a result of the timing and amount of milestones and other payments. Additionally, for research and development services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use significant judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	Change ($)	Change (%)
	(dollars in thousands)
Revenue:
Collaboration and license revenue	$31,915	$23,654	$8,261	35%
Total revenue	31,915	23,654	8,261	35%
Operating expenses:
Research and development	81,393	72,124	9,269	13%
General and administrative	18,847	18,327	520	3%
Litigation settlement	—	49,954	(49,954)	*
Total operating expenses	100,240	140,405	(40,165)	-29%
Loss from operations	(68,325)	(116,751)	(48,426)	-41%
Interest income	776	240	536	223%
Other expense	(182)	(210)	(28)	-13%
Net loss	$(67,731)	$(116,721)	$(48,990)	-42%

* Not meaningful.

Revenue

Collaboration and license revenue increased by $8.3 million, or 35%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to a $6.0 million increase in revenue recognized related to the Development and Option Agreement, for research and development services performed, and a $2.3 million increase in revenue recognized for research and development services performed on the third and fourth targets under the Restated Collaboration Agreement.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Year Ended December 31,
	2022	2021
	(In thousands)
Product and clinical development	$36,289	$29,070
Research and technology services	3,799	4,530
Laboratory supplies and equipment	2,271	2,585
Pharmacology services	543	2,255
Personnel-related	26,674	23,092
Facility and other allocated expenses	8,095	6,996
Consulting	3,722	3,596
Total research and development expenses	$81,393	$72,124

Research and development expenses increased by $9.3 million to $81.4 million, or 13%, in 2022 compared to 2021. The increase was primarily due to a $7.2 million increase in product and clinical development expense due to continued development of our lead product candidates which included conducting clinical studies and manufacturing runs to support ongoing clinical development, a $3.6 million increase in personnel-related expenses primarily due to charges related to the corporate restructuring implemented in the fourth quarter of 2022, a $1.1 million increase in facility and other allocated expenses, a $0.1 million increase in consulting expenses which was offset by a $2.4 million decrease in pharmacology services and research and technology services due to the termination and winddown of HPN424 and HPN536 studies, and a $0.3 million decrease in laboratory supplies and equipment as a result of winddown in research activities associated with the corporate restructuring.

General and Administrative

General and administrative expenses increased by $0.5 million to $18.8 million, or 3%, in 2022 compared to 2021. The increase was primarily due to a $0.9 million increase in legal fees related to corporate legal services, a $0.5 million increase in consulting expenses, a $0.4 million in other professional services, offset by a $1.4 million decrease in personnel-related expenses.

Litigation Settlement

Litigation settlement decreased by $50.0 million in 2022 compared to 2021. The decrease was due to the litigation settlement incurred in the first quarter of 2021. See Note 6 Commitments and Contingencies to our financial statements included elsewhere in this report.

Interest Income, net

Interest income increased by $0.5 million to $0.8 million, or 223%, in 2022 compared to 2021. The increase was primarily due to higher interest yields on our cash, money-market and marketable securities balances.

Liquidity and Capital Resources

Liquidity

Since our inception and through December 31, 2022, we have financed our operations primarily through proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of common stock, and upfront payments received by us from our collaboration and license agreements. As of December 31, 2022, we had $53.1 million in cash and cash equivalents and marketable securities, an accumulated deficit of $352.5 million and working capital of $2.3 million.

In March 2023, we sold and issued (i) 25,000 shares of Series A Preferred Stock and (ii) Warrants to purchase up to an aggregate of 7,485,762 shares of the Company’s Common Stock. The shares of Series A Preferred Stock and accompanying Warrants were sold at a purchase price of $1,000 per share of Series A Preferred Stock. The total gross proceeds we received from the sale of the Series A Preferred Stock and Warrants in the Private Placement was approximately $25.0 million, which does not include any proceeds that may be received upon exercise of the Warrants.

In January 2021, we sold an aggregate 6,764,704 shares of our common stock for $107.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs.

From October 2020 through December 31, 2022 pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $11.2 million in net proceeds from the sale of shares of our common stock. In 2023, we received an aggregate of approximately $1.5 million in net proceeds from the sale of shares of our common stock under such Sales Agreement..

With respect to the Maverick Litigation described above and in Note 6 Commitments and Contingencies to our financial statements included elsewhere in this report, on May 5, 2021, we paid the full amount of damages awarded by the Court, equal to $50.0 million, consisting of $38.2 million in damages plus $11.8 million in pre-judgment interest through May 5, 2021.

In November 2022, we announced a corporate restructuring and a reduction in workforce of approximately 45% of our headcount, to focus our resources on our clinical pipeline, which includes HPN217 (BCMA), HPN328 (DLL3), HPN601 (EpCAM). We currently estimate that we will incur costs up to approximately $1.8 million in charges for termination benefits related to the restructuring plan, of which $0.5 million in cash was paid in 2022. The estimates of the expenses we expect to incur are subject to a number of assumptions, risks and uncertainties, and actual results may differ from our estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the corporate restructuring. We are also initiating activities to reduce our corporate facilities footprint by subletting all of our research labs and associated office and relocating to a smaller facility. We are currently evaluating the impact of the restructuring plan on certain of our assets and whether any related impairment charge will need to be recorded. We expect that our existing cash and marketable securities, including the additional funds from the recently completed offering of preferred stock and warrants, combined with cost-saving efforts, which include the impact of the restructuring and planned facility expense reduction, will result in an extension of our cash runway for at least 12 months from the date of issuance of these financial statements.

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

The effect and extent of the impact of the COVID-19 pandemic on our employees, patients, communities and business operations, as well as the U.S. economy and financial markets continues to be uncertain and difficult to predict. While we have seen recovery from the initial economic effects of the pandemic, the duration and impact of the COVID-19 pandemic (including variants) may continue to affect our results of operation. The extent to which COVID-19 (including any variants) continues to impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.

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

In March 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, under which we may offer and sell, from time to time at our sole discretion through Cantor Fitzgerald, as our sales agent, shares of our common stock having an aggregate offering price of up to $75.0 million. Cantor Fitzgerald may sell the common stock by any method permitted by law deemed to be an “at the market offering”, or ATM, as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market or on any other existing trading market for our common stock. We will pay Cantor Fitzgerald a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Cantor Fitzgerald under the Sales Agreement. From October 2020 through December 31, 2022, we had sold a total of 2,884,335 shares of our common stock under the Sales Agreement, resulting in aggregate net proceeds of $11.2 million. In 2023, we have sold a total of 1,593,278 shares of our common stock under the Sales Agreement, resulting in aggregate net proceeds of $1.5 million. As of December 31, 2022 and at the date of this report, there was approximately $63.8 million and $62.3 million, respectively, remaining available to be sold under the terms of the Sales Agreement.

Based on our current business plans, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of the audited financial statements included in this report. However, we will require additional capital in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, or we may seek to control expenses by delaying certain candidates in our portfolio and reducing internal expenditures. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we expect to have to delay, reduce the scope of or suspend one or more of our preclinical studies and clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, operating and capital leases, making capital expenditures or declaring dividends.

Please see the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Cash Flows

	Year Ended December 31,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(89,182)	$(122,154)
Investing activities	89,737	34,354
Financing activities	6,372	111,523
Net increase in cash, cash equivalents, and restricted cash	$6,927	$23,723

Cash Flows from Operating Activities

In 2022, cash used in operating activities was $89.2 million, which consisted of a net loss of $67.7 million and a net change of $33.6 million in our net operating assets and liabilities, partially offset by $12.1 million in non-cash charges. The non-cash charges consisted of stock-based compensation of $8.6 million, depreciation and amortization of $2.4 million, net amortization of premiums and accretion of discounts on marketable securities of $0.4 million and amortization of operating right-of-use lease asset of $0.7 million. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $31.9 million resulting from the recognition of revenue related to the AbbVie Restated Collaboration Agreement and the Development Option Agreement, a decrease of $1.7 million in operating lease obligations, and a decrease in accrued liabilities of $3.0 million related to timing for research and development activities, and a decrease in other assets of $0.1 million which was offset by an increase in accounts payable of $2.1 million and an increase in prepaid expenses of $1.0 million resulting from the timing of payments made for ongoing research and development activities and operating costs to support our operations as a public company.

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

Cash Flows from Investing Activities

In 2022, cash provided by investing activities of $89.7 million was primarily related to $90.1 million of net maturities and sales and purchases of marketable securities, offset by purchases of lab equipment of $0.4 million.

In 2021, cash provided by investing activities of $34.4 million primarily related to net maturities and purchases of marketable securities.

Cash Flows from Financing Activities

In 2022, cash provided by financing activities of $6.4 million was primarily from $5.4 million in net proceeds from the sale of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald and $1.0 million from purchases of our common stock under our 2019 employee stock purchase plan.

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

Contractual Obligations and Other Commitments

Contractual obligations as of December 31, 2022 represent operating lease obligations related to our currently occupied lab and office space at 131 Oyster Point Blvd in South San Francisco, California that commenced in July 2019 and expires in June 2027 and additional office space located at 611 Gateway Blvd in South San Francisco, California. The initial annual base rents is approximately $2.2 million and such amount will increase by 3.5% annually on each anniversary of the commencement date, equaling approximately $20.0 million over the eight-year lease term. In connection with the lease, we maintain a letter of credit for the benefit of the landlord in the amount of $0.5 million. Under the lease agreement, we have an option to extend the lease for an additional period of eight years. As of December 31, 2022, we have determined not to exercise our option to extend the lease term.

In November 2022, we announced a corporate restructuring designed to reduce operating expenses and focus our resources on our clinical pipeline. We estimate that in first half of 2023 we will incur cash payments up to approximately $1.1 million for termination benefits related to the restructuring plan.

In October 2021, we entered into a lease agreement for approximately 24,770 rentable square feet of office space in South San Francisco, California. The initial annual base rents are approximately $1.3 million and such amount will increase by 3.0% annually on each anniversary of the commencement date, equaling approximately $6.6 million over the five-year lease term. Upon the execution of the lease agreement, we provided the landlord with a security deposit of $0.2 million, which is included in other assets on the balance sheet. The lease commencement date was December 19, 2022, at which time we obtained control, gained physical access and took occupancy. The lease does not contain a renewal option.

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

If we raise additional funds through licensing or collaboration arrangements with third parties, pursuant to the terms of our Series A Preferred Stock, we will be required to use a portion of the net proceeds from certain licensing or collaboration arrangements to redeem shares of Series A Preferred Stock as described above and in Note 12 Subsequent Events to our financial statements included elsewhere in this report.

Critical Accounting Estimates

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

The fair value of options is estimated on the grant date using the Option Pricing Model (OPM) Black-Scholes model. The calculation of stock‑based compensation expense requires that we make certain assumptions and judgments about the variables used in the calculations, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of our common stock, the related risk-free interest rate and the expected dividend. We have elected to recognize forfeitures of share-based payment awards as they occur.

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

We estimate the fair value of stock options granted to our employees on the grant date, and rights to acquire stock granted under our Employee Stock Purchase Plan, or ESPP, and the resulting stock-based compensation expense, using the OPM Black-Scholes model.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information in this section.

Item 8. Financial Statements and Supplemental Data

The information required to be filed in this item appears under “Exhibits and Financial Statement Schedules” in Part IV, Item 15 of this Annual Report on Form 10-K and is set forth on pages F-1 to F-27.

The following financial statements of the registrant, related notes and report of independent registered public accounting firm are set forth beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1—Elections of Directors,” “Information Regarding the Board and Corporate Governance” and “Information About Our Executive Officers” in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2023 Annual Meeting of Shareholders, or the Proxy Statement, which is expected to be filed not later than 120 days after December 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the Board and Corporate Governance – Board of Directors Independence” and “Transactions With Related Persons” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required by this item is incorporated by reference to the information set forth in the section titled “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement.

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

(b)
Exhibits

The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38800	3.1	8/5/2019
3.2	Certificate of Designation	8-K	001-38800	3.1	3/27/2023
3.3	Amended and Restated Bylaws of the Registrant	8-K	001-38800	3.2	2/13/2019
4.1	Form of Common Stock Certificate.	S-1	333-229040	4.1	1/29/2019
4.2	Form of Common Stock Purchase Warrant	8-K	001-38800	3.1	3/27/2023
4.3	Registration Rights Agreement by and between the Registrant and the purchasers named therein, dated March 22, 2023	8-K	001-38800	3.1	3/27/2023
4.4	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					x
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-229040	10.4	1/4/2019
10.2+	Harpoon Therapeutics, Inc. 2015 Equity Incentive Plan and related form agreements	S-1	333-229040	10.1	12/27/2018
10.3+	Harpoon Therapeutics, Inc. 2019 Equity Incentive Plan and related form agreements	S-1	333-229040	10.2	1/29/2019
10.4+	Harpoon Therapeutics, Inc. Amended and Restated Employee Stock Purchase Plan and related form agreements	S-1	333-229040	10.3	1/29/2019
10.5+	Employment Offer Letter by and between Holger Wesche and the Registrant, dated as of March 17, 2015, as amended	S-1	333-229040	10.6	12/27/2018
10.6+	Employment Offer Letter by and between Natalie Sacks and the Registrant, dated as of September 13, 2018	S-1	333-229040	10.7	12/27/2018
10.7	Royalty Transfer Agreement by and between the Registrant, MPM Oncology Charitable Foundation, Inc. and the UBS Optimus Foundation, dated as of December 1, 2016, as amended	S-1	333-229040	10.13	12/27/2018
10.8¥	First Amended and Restated Assignment and License Agreement between the Registrant and Werewolf Therapeutics, Inc., dated as of October 19, 2018	S-1	333-229040	10.14	12/27/2018
10.9¥	CHEF 1 Collaboration and License Agreement between the Registrant and CMC ICOS Biologics, Inc., dated as of October 26, 2015	S-1	333-229040	10.15	12/27/2018
10.10¥	Amendment to CHEF1 Collaboration and License Agreement and Development and Manufacturing Services Agreement between Registrant and AGC Biologics, Inc. (previously CMC ICOS Biologics, Inc.), dated as of December 12, 2018	S-1	333-229040	10.21	1/29/2019
10.11¥	Development and Manufacturing Services Agreement between the Registrant and CMC ICOS Biologics, Inc., dated as of July 5, 2016	S-1	333-229040	10.16	12/27/2018
10.12	Lease by and between the Registrant and HCP Oyster Point III LLC, dated as of July 27, 2018	S-1	333-229040	10.19	12/27/2018
10.13+	Employment Offer Letter by and between Georgia Erbez and the Registrant, dated as of October 19, 2018	S-1	333-229040	10.20	1/4/2019
10.14¥	Amended and Restated Discovery Collaboration and License Agreement between the Registrant and AbbVie Biotechnology Ltd., dated as of November 20, 2019	10-K	001-38800	10.17	3/12/2020
10.15¥	Development and Option Agreement between the Registrant and AbbVie Biotechnology Ltd., dated as of November 20, 2019	10-K	001-38800	10.18	3/12/2020
10.16¥	Second Amended and Restated Assignment and License Agreement between the Registrant and Werewolf Therapeutics, Inc., dated as of December 20, 2019	10-K	001-38800	10.19	3/12/2020
10.17	Controlled Equity OfferingSM Sales Agreement between Cantor Fitzgerald & co. and the Registrant, dated as of March 13, 2020.	S-3	333-237175	1.1	3/13/2020
10.18¥*	First Amendment to the Development and Option Agreement between the Registrant and AbbVie Biotechnology Ltd., dated as of April 21, 2020	10-Q	001-38800	10.1	8/05/2020
10.19*	Side Letter Amendment to Development and Option Agreement between the Registrant and AbbVie Biotechnology Ltd., dated as of April 15, 2020	10-Q	001-38800	10.2	8/05/2020
10.20+	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-38800	10.1	5/12/2022
10.21#	Amendment No. 1 to Amended and Restated Discovery Collaboration and License Agreement by and between the Registrant and AbbVie, Inc., dated as of August 16, 2021	10-Q	001-38800	10/1	11/10/2021

10.22+	Employment Offer Letter by and between Julie Eastland and the Registrant, dated as of October 25, 2021	10-Q	001-38800	10.1	5/12/2022
10.23+	Harpoon Therapeutics, Inc. 2022 Inducement Award Plan and related form agreements	8-K	001-38800	10.1	6/28/2022
10.24+	Employment Offer Letter by and between Luke Walker and the Registrant dated as of September 17, 2022					x
10.25+	Separation Agreement by and between Holger Wesche and the Registrant, dated as of January 31, 2023					x
10.26	Securities Purchase Agreement by and between the Registrant and the purchasers named therein, dated March 22, 2023	8-K	001-38800	3.1	3/27/2023
21.1	List of subsidiaries of the Registrant	S-1	333-229040	21.1	12/27/2018
23.1	Consent of Independent Registered Public Accounting Firm					x
24.1	Power of Attorney (included on signature page to this Form 10-K)					x
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1†	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Definition Linkbase Document
101.DEF	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page for this Annual Report on Form 10-K has been formatted in Inline XBRL

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

Date: March 27, 2023

HARPOON THERAPEUTICS, INC.
By:	/s/ Julie Eastland
Julie Eastland
President and Chief Executive Officer

HARPOON THERAPEUTICS, INC.
By:	/s/ Frank Lanza
Frank Lanza
Principal Financial and Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Julie Eastland and Frank Lanza, and each of them, as her and his true and lawful attorneys-in-fact and agents, with full power of substitution for her and his, and in her and his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as she or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Julie Eastland	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2023
Julie Eastland

/s/ Frank Lanza	Corporate Controller (Principal Financial & Accounting Officer)	March 27, 2023
Frank Lanza

/s/ Scott Myers	Chairman of the Board of Directors	March 27, 2023
Scott Myers

/s/ Joseph Bailes	Director	March 27, 2023
Joseph Bailes

/s/ Mark Chin	Director	March 27, 2023
Mark Chin

/s/ Alan Colowick	Director	March 27, 2023
Alan Colowick

/s/ Jonathan Drachman, M.D.	Director	March 27, 2023
Jonathan Drachman, M.D.

/s/ Ron Hunt	Director	March 27, 2023
Ron Hunt

/s/ Andrew Robbins	Director

March 27, 2023
Andrew Robbins

/s/ Lauren Silvernail	Director	March 27, 2023
Lauren Silvernail

/s/ Joanne Viney	Director	March 27, 2023
Joanne Viney

HARPOON THERAPEUTICS, INC.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Redwood City, California

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Harpoon Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Harpoon Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

San Mateo, California

March 27, 2023

HARPOON THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$51,614	$44,687
Short-term marketable securities	1,498	90,411
Prepaid expenses and other current assets	1,615	2,597
Total current assets	54,727	137,695
Property and equipment, net	7,237	9,248
Long-term marketable securities	-	1,522
Operating lease right-of-use asset	10,854	6,127
Other assets	911	860
Total assets	$73,729	$155,452
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,712	$2,666
Accrued liabilities	14,361	17,362
Deferred revenue, current	30,937	37,462
Operating lease liabilities, current	2,423	1,649
Total current liabilities	52,433	59,139
Deferred revenue, noncurrent	2,314	27,705
Operating lease liabilities, net of current portion	13,583	10,538
Total liabilities	68,330	97,382
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2022 and 2021; zero shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2022 and 2021; 35,786,684 shares and 32,765,788 shares issued and outstanding at December 31, 2022 and 2021, respectively	4	4
Additional paid-in capital	357,921	342,905
Accumulated other comprehensive loss	(3)	(47)
Accumulated deficit	(352,523)	(284,792)
Total stockholders' equity	5,399	58,070
Total liabilities and stockholders' equity	$73,729	$155,452

The accompanying notes are an integral part of these financial statements.

HARPOON THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the year ended December 31,
	2022	2021	2020
Revenue
Collaboration and license revenue	$31,915	$23,654	$17,444
Total revenue	31,915	23,654	17,444
Operating expenses
Research and development	81,393	72,124	52,565
General and administrative	18,847	18,327	16,210
Litigation settlement	—	49,954	—
Total operating expenses	100,240	140,405	68,775
Loss from operations	(68,325)	(116,751)	(51,331)
Interest income	776	240	1,449
Other expense	(182)	(210)	(26)
Net loss	(67,731)	(116,721)	(49,908)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	44	(50)	(38)
Comprehensive loss	$(67,687)	$(116,771)	$(49,946)
Net loss per share, basic and diluted	$(2.04)	$(3.62)	$(1.99)
Weighted-average common shares used in computing net loss per share, basic and diluted	33,167,435	32,274,362	25,034,947

The accompanying notes are an integral part of these financial statements.

HARPOON THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(in thousands, except share and per share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2019	24,850,064	$3	$212,339	$41	$(118,163)	$94,220
Issuance of common stock pursuant to ATM facility, net of offering costs of $113	192,069	—	3,032	—	—	3,032
Issuance of common stock under equity incentive plans including exercise of stock options	475,667	—	1,644	—	—	1,644
Vesting of early exercised stock options	35,372	—	29	—	—	29
Stock-based compensation		—	4,860	—	—	4,860
Net loss	—	—	—	—	(49,908)	(49,908)
Other comprehensive loss	—	—	—	(38)	-	(38)
Balances at December 31, 2020	25,553,172	3	221,904	3	(168,071)	53,839
Issuance of common stock in follow-on offering, net of underwriter discounts, commissions and issuance costs of $7,400	6,764,704	1	107,578			107,579
Issuance of common stock pursuant to ATM facility, net of offering costs of $100	138,153	—	2,769	—	—	2,769
Issuance of common stock under equity incentive plans including exercise of stock options	293,528	—	1,174	—	—	1,174
Vesting of early exercised stock options	16,231	—	18	—	—	18
Stock-based compensation		—	9,462	—	—	9,462
Net loss	—	—	-	—	(116,721)	(116,721)
Other comprehensive loss	—	—	-	(50)	-	(50)
Balances at December 31, 2021	32,765,788	4	342,905	(47)	(284,792)	58,070
Issuance of common stock pursuant to ATM facility, net of offering costs of $180	2,554,113	—	5,382	—	—	5,382
Issuance of common stock under equity incentive plans including exercise of stock options	462,175	—	990	—	—	990
Vesting of early exercised stock options	4,608	—	8	—	—	8
Stock-based compensation	—	—	8,636	—	—	8,636
Net loss	—	—	—	—	(67,731)	(67,731)
Other comprehensive income	—	—	—	44	—	44
Balances at December 31, 2022	35,786,684	$4	$357,921	$(3)	$(352,523)	$5,399

The accompanying notes are an integral part of these financial statements.

HARPOON THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(67,731)	$(116,721)	$(49,908)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation expense	8,636	9,462	4,860
Depreciation and amortization	2,357	2,190	2,082
Non-cash lease expense	740	456	432
Net amortization of discounts on marketable securities	394	2,369	491
Changes in operating assets and liabilities
Prepaid expenses and other assets	982	1,125	(1,179)
Other assets	(50)	468	(359)
Accounts payable	2,047	542	(1,228)
Accrued liabilities	(2,993)	2,937	6,151
Deferred revenue	(31,915)	(23,654)	31,470
Operating lease liabilities	(1,649)	(1,328)	(1,428)
Net cash used in operating activities	(89,182)	(122,154)	(8,616)
Cash flows from investing activities
Purchases of property and equipment	(347)	(100)	(683)
Purchases of marketable securities	(24,426)	(151,965)	(202,182)
Maturities of marketable securities	114,510	186,419	139,239
Net cash (used in) provided by investing activities	89,737	34,354	(63,626)
Cash flows from financing activities
Proceeds from follow-on offering, net of issuance costs	—	107,580	3,032
Proceeds from ATM, net of commissions and underwriting discounts	5,382	2,769	—
Proceeds from issuance of common stock in connection with employee benefit plans	990	1,174	1,644
Net cash provided by financing activities	6,372	111,523	4,676
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,927	23,723	(67,566)
Cash, cash equivalents, and restricted cash at beginning of period	45,360	21,637	89,203
Cash, cash equivalents, and restricted cash at end of period	$52,287	$45,360	$21,637
Supplemental disclosures of non-cash investing and financing information
Deferred follow on offering costs included in accrued liabilities	$—	$—	$229
Purchases of property and equipment included in accounts payable	$—	$1,149	$204
Reclassification of employee stock liability to equity upon vesting	$8	$18	$29
Right-of-use asset obtained in exchange for lease obligation	$5,468	$—	$—

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

Liquidity

Since its inception, the Company has incurred significant losses and has negative cash flows from operations. As of December 31, 2022, the Company had an accumulated deficit of $352.5 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of December 31, 2022, the Company had cash, cash equivalents, and marketable securities of $53.1 million, which is available to fund future operations. The Company believes that its cash, cash equivalents and marketable securities as of December 31, 2022, and including the proceeds from the issuance of Series A Preferred Stock in March 2023 (Note 12 Subsequent Events), provide sufficient capital resources to continue its operations for at least 12 months from the issuance date of this Annual Report on Form 10-K. The Company will need to raise additional capital to support the completion of its research and development activities. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of stock options, the research period of the collaboration agreements with AbbVie Biotechnology Ltd. (“AbbVie”), operating lease asset and lease liabilities, income tax uncertainties and certain accruals. As of December 31, 2022, the Company has not experienced a significant financial impact directly related to the COVID-19 pandemic. See Note 1 Organization – Liquidity for more information

Segment Reporting

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

For each of the years ended December 31, 2022 and 2021, the Company classified $0.7 million, as restricted cash related to a letter of credit established for an operating lease entered into in August 2018 and collateral related to a deposit for an operating lease entered into in October 2021. The restricted cash is classified in “Other assets” in the balance sheets. See Note 6 Commitments and Contingencies for more information.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statement of cash flows.

	As of December 31,
	2022	2021	2020
	(in thousands)
Balance Sheets
Cash and cash equivalents	$51,614	$44,687	$21,170
Restricted cash (included in other assets)	673	673	467
Cash, cash equivalents and restricted cash in Statements of Cash Flows	$52,287	$45,360	$21,637

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

Share-based payments are measured using fair-value-based measurements and recognized as compensation expense over the service period in which the awards are expected to vest. The Company’s fair-value-based measurements of awards to employees, directors, consultants and nonemployees as of the grant date utilize the single-option award-valuation approach, and the Company uses the straight-line method for expense attribution. The valuation model used for calculating the estimated fair value of stock awards is the OPM Black-Scholes model. The OPM Black-Scholes model requires the Company to make assumptions and judgments about the variables used in the calculations, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s common stock, the related risk-free interest rate and the expected dividend yield. The Company has elected to recognize forfeitures of share-based payment awards as they occur.

Employee 401(k) Plan

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code (the “Code”) covering substantially all U.S. employees of Harpoon. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Code. Eligible employees may defer up to 100% of their eligible compensation up to the annual maximum as determined by the Internal Revenue Service. The Company’s contributions to the plan are discretionary. For the years ended December 31, 2022 and December 31, 2021, the Company made matching contributions of $0.6 million and $0.4 million, respectively.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the accompanying financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

Effective January 1, 2017, the Company early adopted ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606), ASU No. 2016-09. Effective January 1, 2018, the Company early adopted ASU No. 2018-07 Stock Compensation—Improvements to Employee Share-Based Payment Accounting, ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Effective January 1, 2019, the Company early adopted ASU No. 2016-02, (Topic 842) Leases, using the alternative transition approach provided by ASU No. 2018-11, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

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

3.
Fair Value Measurement

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$45,963	$45,963	$—	$—
Short-term marketable securities
U.S. government securities	1,498	—	1,498	—
Total cash equivalents and marketable securities	$47,461	$45,963	$1,498	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash Equivalents:
Money market funds	$42,867	$42,867	$—	$—
Short-term marketable securities
U.S. government treasuries	9,999	9,999	—	—
U.S. government securities	45,241	45,241	—	—
Corporate debt securities	23,474	—	23,474	—
U.S. government agency securities	11,697	—	11,697	—
Long-term marketable securities
U.S. government securities	1,522	—	1,522	—
Total cash equivalents and marketable securities	$134,800	$98,107	$36,693	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The Company had no Level 3 assets or liabilities as of December 31, 2022 or 2021. There were no transfers between Level 1 and Level 2 during the years ended December 31, 2022 and 2021.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of December 31, 2022 and 2021.

4.
Available-for-Sale Securities

All marketable securities were considered available-for-sale at December 31, 2022. The amortized cost, gross unrealized holding gains or losses and fair value of the Company’s marketable securities by major security type are summarized in the tables below:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$45,963	$—	$—	$45,963
Total cash equivalents	45,963	—	—	45,963
Short-term marketable securities:
U.S. government securities	1,501	—	(3)	1,498
Total short-term marketable securities	1,501	—	(3)	1,498
Total	$47,464	$—	$(3)	$47,461

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$42,867	$—	$—	$42,867
Total cash equivalents	42,867	—	—	42,867
Short-term marketable securities:
U.S. government treasuries	9,999	—	—	9,999
U.S. government agency securities	11,697	1	(1)	11,697
U.S. government securities	45,257	—	(16)	45,241
Corporate debt securities	23,495	—	(21)	23,474
Total short-term marketable securities	90,448	1	(38)	90,411
Long-term marketable securities:
U.S. government securities	1,532	—	(10)	1,522
Total long-term marketable securities	1,532	—	(10)	1,522
Total	$134,847	$1	$(48)	$134,800

As of December 31, 2022, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2022. All marketable securities with unrealized losses at December 31, 2022 balance sheet date have been in a loss position for less than twelve months or the loss is not material.

All of the Company’s marketable securities have an effective maturity within 12 months.

5.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2022	2021
	(in thousands)
Laboratory equipment	$6,232	$5,886
Furniture and fixtures	585	585
Computer equipment and software	91	91
Leasehold improvements	8,872	8,872
	15,780	15,434
Less: Accumulated depreciation and amortization	(8,543)	(6,186)
Total property and equipment, net	$7,237	$9,248

Depreciation and amortization expense for property and equipment amounted to $2.4 million, $2.2 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2022	2021
Accrued research and development	$8,569	$11,041
Accrued personnel costs	4,760	5,238
Accrued professional and consulting fees	896	200
Other	136	883
Total accrued liabilities	$14,361	$17,362

6.
Commitments and Contingencies

Leases

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease commencement date was July 1, 2019, at which the Company took occupancy. The Cove Lease includes an option to renew, exercisable at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of December 31, 2022, the Company has not determined whether it will exercise its option to extend the lease term. Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. The Cove Lease qualifies as an operating lease.

In October 2021, the Company entered into a lease agreement for approximately 24,770 rentable square feet of office space in South San Francisco, California (the “Gateway Lease”). The Gateway Lease commencement date was December 19, 2022, at which time the Company obtained control, gained physical access and took occupancy. The Gateway Lease does not contain a renewal option. Therefore, the right-to-use asset and lease liabilities on the balance sheet only contemplate the initial lease term through March 31, 2028. The Gateway Lease qualifies as an operating lease.

The following table summarizes the presentation in the Company’s balance sheet of its operating leases (in thousands):

As of December 31, 2022
Assets:
Operating lease right-of-use assets	$10,854
Liabilities
Operating lease liabilities	$2,423
Operating lease liabilities, net of current portion	13,583
Total operating lease liabilities	$16,006

As of December 31, 2021
Assets:
Operating lease right-of-use assets	$6,127
Liabilities
Operating lease liabilities	$1,649
Operating lease liabilities, net of current portion	10,538
Total operating lease liabilities	$12,187

The Company incurred $0.9 million, $0.9 million and $0.7 million in variable lease costs for each of the years ended December 31, 2022, 2021 and 2020, respectively.

Future minimum lease payments as of December 31, 2022 are as follows (in thousands):

As of December 31, 2022	Operating Lease Commitments
2023	$3,703
2024	4,087
2025	4,215
2026	4,347
2027	2,648
Thereafter	347
Total future minimum lease payments	19,347
Less: Present value adjustment for minimum lease commitments	(3,341)
Total	$16,006

As of December 31, 2022, the weighted average remaining lease term was 4.76 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.30%.

Rent expense was $1.8 million, $1.7 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of the right-of-use lease assets was $0.7 million, $0.5 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

7.
Collaboration & License Agreements

Development and Option with AbbVie

On November 20, 2019, the Company entered into a Development and Option Agreement with AbbVie (as amended, the “Development and Option Agreement”) in connection with the Company’s HPN217 program, which targets B cell maturation antigen, ("BCMA"). Pursuant to such agreement, the Company granted to AbbVie an option to a worldwide, exclusive license under the Company’s patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA (the "HPN217 Products"). Under the Development and Option Agreement, the Company filed an Investigational New Drug Application for HPN217 and is responsible for conducting clinical development activities pursuant to a mutually agreed development plan, including conducting a Phase 1 trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to take a worldwide, exclusive license to such HPN217 program.

Under the Development and Option Agreement, AbbVie may exercise its license option at any time during a period commencing on the effective date of the agreement and expiring after a specified period following delivery by the Company of a specified data package arising from the first Phase 1 trial for the HPN217 Products. Following AbbVie’s exercise of its option, and except for completion of certain development activities by the Company under the development plan, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of HPN217 and any other HPN217 Products. AbbVie is required to use commercially reasonable efforts to develop and obtain regulatory approval for one HPN217 Product, for at least one indication, for use in each of the United States and specified European markets.

Upon execution of the Development and Option Agreement, the Company received an upfront payment of $30.0 million. Additionally, in June 2020, the Company received a development milestone payment of $50.0 million as a result of initiating its Phase 1 trial by dosing the first patient in trial in April 2020.

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

At the inception of the agreement, the transaction price included the $30.0 million up-front consideration received in December 2019 and a development milestone of up to $50.0 million to be received upon dosing of the first patient in the HPN217 Phase 1 trial within a specified time period, for a total transaction price of $80.0 million. In April 2020, the Company had achieved this development milestone as a result of dosing its first patient in the Phase 1 trial of HPN 217 and received $50.0 million in June 2020. The remaining development, commercialization, and sales milestones along with sales-based royalties were not included in the transaction price, as these milestone amounts were fully constrained on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The transaction price of $80.0 million, relates to a single unit of accounting. The initial development activities are considered a single unit of accounting. The Company recognizes revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1 trial of HPN217. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of December 31, 2022, the Company had changes to the overall estimated costs to satisfy the performance obligation and as such, the Company adjusted revenue recognized relative to the measure of performance. As a result, the Company recorded $2.0 million of revenue in the fourth quarter of 2022.

As of December 31, 2022, the Company had recorded $21.7 million in short-term deferred revenue, in the accompanying balance sheet.

As of December 31, 2022, the Company will recognize royalty revenue in the period of sale of the related products, if any, based on the underlying contract terms. No such amounts were recognized during the year ended December 31, 2022.

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

At the inception of the Original Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the two initial targets. The Company has evaluated the transaction price and has determined $17.0 million is still appropriate as of December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, $4.3 million, $3.7 million and $4.0 million of revenue have been recognized in the accompanying statement of operations and comprehensive loss, respectively. As of December 31, 2021, the Company had recognized the full $17.0 million upfront payment related to the initial two targets.

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019. The Company allocates $10.0 million to each additional target selected. The company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. Accordingly, of the $20.0 million upfront payment received in 2019, $7.75 million and $0.9 million of revenue was recognized during the years ended 2022 and 2021, respectively.

As of December 31, 2022, the Company has recorded $11.6 million in deferred revenue, of which $2.3 million is classified as long-term and $9.3 million as short-term deferred revenue, in the accompanying balance sheet.

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

As of December 31, 2022, the Company had not recognized or earned any milestone payments under the Original Collaboration or Restated Collaboration Agreement including the First Amendment. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized during the year ended December 31, 2022.

Collaboration and License Revenue

For the years ended December 31, 2022, 2021 and 2020, collaboration and license revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

Collaboration and License Revenue	2022	2021	2020
AbbVie Restated Collaboration Agreement	$7,496	$5,240	$3,667
AbbVie Development and Option Agreement	24,419	18,414	13,777
Total collaboration and license revenue	$31,915	$23,654	$17,444

8. Restructuring

In November 2022, the Company's Board approved a corporate restructuring and a reduction in workforce designed to reduce operating expenses and focus the Company’s resources on its clinical pipeline. This plan included a reduction of the Company’s full-time employees by 45% with the majority of the reductions that taking place at the end of 2022 and the remainder occurring in the first half of 2023. Affected employees have been offered separation benefits, including severance payments and in some cases payments to cover premiums for continuation of healthcare coverage for a limited period.

The activity in the restructuring liability, included within accrued liabilities on the balance sheets, was as follows for the year ended December 31, 2022 (in thousands):

	Restructuring liabilities at December 31, 2021	Charges	Cash Payments	Restructuring liabilities at December 31, 2022
Workforce Reduction	$—	$1,586	$(467)	$1,119

Workforce Reduction

Employees affected by the reduction in workforce under the Company's corporate restructuring plan obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement. For employees who were notified of their termination in November 2022 and have no requirements to provide future service, the Company recognized the liability for the termination benefits in full at fair value in the current period. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits, the Company is recognizing the termination benefits ratably over their future service periods. The service periods began in November 2022 and all will end at various dates through March 31, 2023. The Company expects that it will incur approximately $1.8 million of employee termination benefits expense to implement the corporate restructuring plan. The termination benefits paid in 2022 was $0.5 million.

9. Equity

Stock Incentive Plans

2019 Equity Incentive Plan

The Board adopted, and the Company’s stockholders approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) in January 2019, which became effective as of immediately prior to the execution of the underwriting agreement for the Company’s IPO in February 2019, after which, no further grants were made under the Company’s 2015 Plan. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2019 Plan is 5,656,381, which is the sum of (1) 2,200,000 shares plus (2) the number of shares reserved, and remaining available for issuance, under our 2015 Plan at the time our 2019 Plan became effective and (3) the number of shares subject to stock options or other stock awards granted under our 2015 Plan that would have otherwise returned to our 2015 Plan (such as upon the expiration or termination of a stock award prior to vesting. The number of shares of our common stock reserved for issuance under our 2019 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2029, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. The maximum number of shares that may be issued upon the exercise of incentive stock options under our 2019 Plan is 8,000,000 shares.

2015 Equity Incentive Plan

In 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provided for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Board and consultants of the Company under terms and provisions established by the Board. Under the terms of the 2015 Plan, options may have been granted at an exercise price not less than fair market value. The Company generally grants stock-based awards with service conditions only. Options granted typically vest over a four-year period but may be granted with different vesting terms. In January 2019, the Board adopted and stockholders approved the Company’s 2019 Plan (noted above), which became effective immediately prior to the execution of the underwriting agreement for the Company’s IPO in February 2019, at which point the 2015 Plan was terminated and no further grants were made under the Company’s 2015 Plan. However, all outstanding stock awards granted pursuant to the 2015 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock award.

2022 Inducement Plan

In June 2022, the Board adopted the Harpoon Therapeutics, Inc. 2022 Inducement Award Plan, or the Inducement Plan. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 1,000,000 shares of common stock were reserved for issuance under the Inducement Plan. As of December 31, 2022, there were 695,000 shares available for issuance under the Inducement Plan.

Stock Option Activity

The following summarizes option activity under the 2019 Plan and the 2015 Plan as combined:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
		(in dollars)	(in years)	(in thousands)
Balance as of December 31, 2020	3,629,878	$6.38	7.88	$37,498
Options granted	2,293,225	13.72
Options exercised	(216,834)	2.54
Options cancelled	(235,452)	12.75
Balance as of December 31, 2021	5,470,817	9.23	7.96	12,064
Options granted	4,353,735	2.98
Options exercised	(234,377)	1.88
Options cancelled	(3,159,229)	8.46
Balance as of December 31, 2022	6,430,946	5.62	7.60	305,734
Vested and expected to vest as of December 31, 2022	6,430,946	5.62	7.60	305,734
Exercisable as of December 31, 2022	3,041,653	$7.58	5.67	$53,324

As of December 31, 2022, 2,254,423 shares were reserved by the Company to grant under the 2019 Plan. The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock, as determined by the Board. The intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $1.0 million, $3.0 million and $5.6 million, respectively. There is no future tax benefit related to options exercised, as the Company has accumulated net operating losses at December 31, 2022, 2021 and 2020.

During the years ended December 31, 2022, 2021 and 2020, the estimated weighted-average grant-date fair value of the stock options vested was $5.31, $4.49 and $2.63 per share, respectively, and the estimated weighted-average grant-date fair value of stock options granted was $2.31, $9.69 and $9.63 per share, respectively.

Stock-Based Compensation

The fair value of employee and director stock option awards was estimated at the date of grant using a OPM Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (years)	5.9	5.94	5.99
Expected volatility	83.21%	86.81%	78.86%
Risk-free interest rate	2.59%	0.95%	1.03%
Expected dividend	0%	0%	0%

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

The OPM Black-Scholes model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

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

Total stock-based compensation was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Research and development	$4,586	$4,784	$1,980
General and administrative	4,050	4,678	2,880
Total stock-based compensation	$8,636	$9,462	$4,860

Stock-based compensation related to non-employee awards, which is included in the table above, was $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

In addition to the stock-based compensation expense showing in the above table, as of December 31, 2022, there is an additional $8.8 million of unrecognized stock-based compensation related to unvested stock options that is expected to be recognized over a weighted-average period of 2.36 years.

2019 Employee Stock Purchase Plan

The Board adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan, (the “2019 ESPP”) in January 2019. The 2019 ESPP became effective in February 2019.

The initial reserve for purchase by participating employees under the 2019 ESPP an aggregate number of shares of common stock shall not exceed 250,000 shares. The maximum aggregate number of shares of common stock that may be issued under the 2019 ESPP is 750,000 shares. Additionally, the number of shares of common stock reserved for issuance under the 2019 ESPP will increase automatically each year, beginning on January 1, 2020 and continuing through and including January 1, 2029, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, (ii) 750,000 shares of Common Stock and (iii) a number of shares of Common Stock designated by action of the Board prior to the first day of any calendar year. The Board may act prior to the first day of any calendar year to provide that there will be no January 1 increase or that the increase will be for a lesser number of shares than would otherwise occur. Shares subject to purchase rights granted under the 2019 ESPP that terminate without having been exercised in full, the shares of Common Stock not purchased under such Purchase Right will again become available for issuance under the Plan.

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

The Company issued 227,798 shares under the 2019 ESPP during the year ended December 31, 2022. The Company has approximately 717,106 shares reserved for future issuance as of December 31, 2022.

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Expected term (years)	0.5	0.5
Expected volatility	94.25%	75.47%
Risk-free interest rate	2.48%	0.05%
Expected dividend	0%	0%

Early Exercised Stock Options

The terms of the 2015 Plan permit option holders to exercise stock options before they are vested, subject to certain limitations. The shares related to early exercised stock options are subject to our lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other current liabilities and are reclassified to common stock and paid-in capital as the repurchase right lapses. As of December 31, 2022 and 2021, there was zero and $8,200, respectively, recorded in other current liabilities relating to shares subject to repurchase. For accounting purposes, unvested early exercised shares are not considered issued and outstanding until the awards vest. As a result of early exercises under the 2015 Plan, all shares have vested and no longer subject to repurchase at December 31, 2022.
10.
Income Taxes

	December 31,
	2022	2021	2020
	(in thousands)
Computed expected tax benefit (at federal statutory income tax rate of 21%)	$(14,173)	$(24,511)	$(10,481)
State tax	—	2,978	(4,231)
Stock compensation	2,630	534	321
Tax credits	966	2,222	1,552
Change in valuation allowance	10,477	18,800	12,540
Other	100	(23)	299
Total provision for income taxes	$—	$—	$—

Since inception, the Company has only generated pretax losses. For the years ended December 31, 2022, 2021 and 2020, the Company recorded no provision for income taxes due to the losses incurred. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$50,863	$46,252
Stock-based compensation	470	1,325
Deferred revenue	6,932	13,685
Lease liability	3,373	2,568
Fixed assets	139	—
Capitalized R&D Cost Sec 174	13,832	—
Other	601	927
Total deferred tax assets	76,210	64,757
Less: valuation allowance	(73,931)	(63,462)
Net deferred tax assets	2,279	1,295
Fixed assets	-	(8)
Right-of-use asset	(2,279)	(1,287)
Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $10.5 million and $18.8 million during the years ended December 31, 2022 and 2021.

The Company has net operating carryforwards for federal and California income tax purposes of approximately $310.0 million and $288.1 million as of December 31, 2022 and 2021. The federal net operating loss carryforwards of $23.1 million, if not utilized, will expire beginning in 2035 and $185.3 million is carryforward indefinitely. The state net operating loss carryforwards of $101.6 million, if not utilized, will expire beginning in 2035.

The Company has research and development credit carryforwards for federal and California income tax purposes of approximately $22.2 million and $16.2 million as of December 31, 2022 and 2021. The federal credit carryforwards of $15.3 million, if not utilized, will expire beginning in 2035. The state credit carryforwards indefinitely.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2022	2021	2020
	(in thousands)
Unrecognized tax benefits at January 1	$15,100	$9,521	$5,844
Additions for tax positions taken in the current year	5,919	5,689	3,972
Reductions for tax positions taken in the prior year	(250)	(110)	(295)
Unrecognized tax benefits at December 31	$20,769	$15,100	$9,521

The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. Interest and penalties have not been accrued for 2022, 2021 and 2020.

The Company files income tax returns in the United States and California. The years 2015 through 2021 remain open to U.S. federal and state examination to the extent of the utilization of net operating loss and credit carryovers. As of December 31, 2022, the Company is not under examination by the Internal Revenue Services or any state tax jurisdiction.

11.
Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2022	2021	2020
Common stock options issued and outstanding	6,430,946	5,470,817	3,629,878
ESPP shares issuable and outstanding	198,617	37,586	11,881
Early exercised stock options subject to future vesting	—	4,608	20,839
Total	6,629,563	5,513,011	3,662,598

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	As of December 31,
	2022	2021	2020
Net loss	$(67,731)	$(116,721)	$(49,908)
Weighted-average shares used to compute basic and diluted net loss per share	33,167,435	32,274,362	25,034,947
Basic and diluted net loss per common share	$(2.04)	$(3.62)	$(1.99)

12. Subsequent Events

Private Placement of Non-Voting 8.000% Series A Redeemable Preferred Stock and Warrants

On March 22, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell and issue shares of the Company’s 8.000% Series A redeemable preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), and warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), in a Private Placement transaction.

At the closing of the Private Placement on March 23, 2023, (the "Closing") the Company sold and issued (i) 25,000 shares of Series A Preferred Stock and (ii) Warrants to purchase up to an aggregate of 7,485,762 shares of the Company’s common stock. The shares of Series A Preferred Stock and accompanying Warrants were sold at a purchase price of $1,000 per share of Series A Preferred Stock. The Warrants are exercisable immediately, will remain exercisable for a period of eight years following the date of issuance and have an exercise price of $0.978885 per share. The total gross proceeds to the Company from the sale of the Series A Preferred Stock and Warrants in the Private Placement were $25.0 million, which does not include any proceeds that may be received upon exercise of the Warrants.

The Series A Preferred Stock cannot be converted to common stock. The Series A Preferred Stock is non-voting stock. Some of the holders of the Series A Preferred Stock are considered related parties which the board of directors reviewed and approved in accordance with the Company's related-person transaction policy. Holders of Series A Preferred Stock shall be entitled to receive dividends that accrue on a day-to-day basis until paid at a rate of 8.000% per year on the stated value of $1,000 per share of Series A Preferred Stock. Such dividends shall be payable only when declared by the board of directors of the Company.

The Company may, at its option, redeem shares of Series A Preferred Stock from time to time at the Redemption Price Per Share, which is equal to the sum of (i) the product of (a) the Stated Value of $1,000 and (b) a Return Factor equal to 3.5 until the 18-month anniversary of the Closing and 4.5 thereafter and (ii) any accrued and unpaid dividends. In addition, the Series A Preferred Stock is mandatorily redeemable by the Company out of funds legally available therefor, at the Redemption Price Per Share, upon (i) receipt by the Company of certain amounts in connection with any HPN217 licensing transaction of which the maximum number of then-outstanding shares of Series A Preferred Stock that may be redeemed using up to 50% of the cash proceeds and fair market value of certain non-cash proceeds received by the Company, (ii) receipt by the Company of certain net proceeds in connection with certain strategic and licensing transactions and (iii) on the third anniversary of the Closing, unless extended by consent of the requisite holders. The Company is obligated to redeem all outstanding shares of Series A Preferred Stock at the Redemption Price Per Share on the third anniversary of the Closing, as that date may be extended up to an additional two years by consent of the requisite holders or for any period of time by consent of all holders.