Form 10-Q
period 2023-03-31
Harpoon Therapeutics, Inc.
filed 2023-05-11
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-38800

Harpoon Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3458693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Oyster Point Blvd, Suite 300

South San Francisco, CA 94080

(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 443-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	HARP	The Nasdaq Stock Market LLC

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

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of April 28, 2023 was 37,595,787.

HARPOON THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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
•
our ability to regain compliance with the listing requirements of, and remain listed on, Nasdaq;
•
the commercialization of our product candidates, if approved;
•
the pricing, coverage and reimbursement of our product candidates, if approved;
•
the implementation of our business model, strategic plans for our business and product candidates;
•
our ongoing corporate restructuring and cost reduction initiatives and the potential benefits of such actions;
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
•
our financial performance;
•
the effects on our operations of general political and economic conditions, including the COVID-19 pandemic, current or anticipated military conflicts or other geopolitical events, economic slowdowns, recessions or market corrections, inflationary pressures, rising interest rates and tightening of credit markets; and
•
developments relating to our competitors and our industry, including competing therapies.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARPOON THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$61,385	$51,614
Short-term marketable securities	—	1,498
Prepaid expenses and other current assets	2,476	1,615
Total current assets	63,861	54,727
Property and equipment, net	5,757	7,237
Operating lease right-of-use asset	10,411	10,854
Other assets	780	911
Total assets	$80,809	$73,729
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,002	$4,712
Accrued liabilities	15,027	14,361
Deferred revenue, current	22,355	30,937
Operating lease liabilities, current	2,789	2,423
Total current liabilities	44,173	52,433
Deferred revenue, noncurrent	2,314	2,314
Operating lease liabilities, net of current portion	12,816	13,583
Derivative liability	15,545	—
Series A mandatorily redeemable preferred stock	5,246	—
Total liabilities	80,094	68,330
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2023 and December 31, 2022; 37,595,714 shares and 35,786,684 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	364,572	357,921
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(363,861)	(352,523)
Total stockholders' equity	715	5,399
Total liabilities and stockholders' equity	$80,809	$73,729

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenue
Collaboration and license revenue	$8,583	$5,906
Total revenue	8,583	5,906
Operating expenses
Research and development	15,163	20,818
General and administrative	4,185	5,401
Total operating expenses	19,348	26,219
Loss from operations	(10,765)	(20,313)
Interest income, net	425	40
Interest expense	(138)	—
Other expense, net	(860)	(48)
Net loss attributable to common stockholders	(11,338)	(20,321)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	3	(41)
Comprehensive loss	$(11,335)	$(20,362)
Net loss attributable to common stockholders per share, basic and diluted	$(0.31)	$(0.62)
Weighted-average shares used in computing net loss per share, basic and diluted	36,968,214	32,879,188

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	35,786,684	$4	$357,921	$(3)	$(352,523)	$5,399
Issuance of common stock under equity incentive plan	148,252	—	93	—	—	93
Issuance of common stock warrants in connection with the sale of Series A mandatorily redeemable preferred stock, net of issuance cost of $194	—	—	3,900	—	—	3,900
Issuance of common stock pursuant to ATM facility, net of issuance costs of $51	1,660,778	—	1,525	—	—	1,525
Stock-based compensation	—	—	1,133	—	—	1,133
Net loss attributable to common stockholders	—	—	—	—	(11,338)	(11,338)
Unrealized gain on marketable securities	—	—	—	3	—	3
Balances at March 31, 2023	37,595,714	$4	$364,572	$—	$(363,861)	$715

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	32,765,788	$4	$342,905	$(47)	$(284,792)	$58,070
Issuance of common stock under equity incentive plan including exercise of stock options	309,905	—	830	—	—	830
Vesting of early exercised stock options	1,728	—	3	—	—	3
Stock-based compensation	—	—	2,843	—	—	2,843
Net loss attributable to common stockholders	—	—	—	—	(20,321)	(20,321)
Unrealized loss on marketable securities	—	—	—	(41)	—	(41)
Balances at March 31, 2022	33,077,421	$4	$346,581	$(88)	$(305,113)	$41,384

HARPOON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss attributable to common stockholders	$(11,338)	$(20,321)
Adjustments to reconcile net loss attributable to common stockholders to net cash provided by (used in) operating activities
Stock-based compensation expense	1,134	2,843
Depreciation and amortization	662	604
Non-cash lease expense	443	160
Accretion of redemption value discount	138	—
Gain on sale of equipment	(119)	—
Net amortization of discounts on marketable securities	2	305
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(861)	(1,884)
Other assets	130	47
Accounts payable	(710)	946
Accrued liabilities	218	(1,645)
Deferred revenue	(8,583)	(5,906)
Operating lease liabilities	(402)	(387)
Net cash used in operating activities	(19,286)	(25,238)
Cash flows from investing activities
Purchases of property and equipment	—	597
Purchases of marketable securities	—	(10,505)
Maturity of marketable securities	1,500	40,367
Proceeds from sale of equipment	938	—
Net cash provided by investing activities	2,438	30,459
Cash flows from financing activities
Proceeds from issuance of common stock in connection with employee benefit plans	93	830
Proceeds from issuance of common stock, net of issuance cost	1,526	—
Proceeds from issuance of Series A mandatorily redeemable preferred stock	25,000	—
Net cash provided by financing activities	26,619	830
Net increase in cash, cash equivalents, and restricted cash	9,771	6,051
Cash, cash equivalents, and restricted cash at beginning of period	52,287	45,360
Cash, cash equivalents, and restricted cash at end of period	$62,058	$51,411
Supplemental disclosures of non-cash investing and financing information
Accrued issuance cost in the Series A mandatorily redeemable preferred stock liability	$254	$—
Accrued issuance cost in additional paid-in capital for the Warrants	$194	$—
Purchases of property and equipment included in accrued liabilities and accounts payable	$—	$675
Reclassification of employee stock liability to equity upon vesting	$—	$3

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

Liquidity

Since inception, the Company has incurred significant losses and has negative cash flows from operations. As of March 31, 2023, the Company had an accumulated deficit of $363.9 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

In March 2023, the Company sold and issued (i) 25,000 shares of the 8.000% Series A mandatorily redeemable preferred stock, par value $0.0001 per share (“Series A Preferred Stock”), and (ii) warrants to purchase up to an aggregate of 7,485,762 shares of the Company’s common stock (the “Warrants”). The shares of Series A Preferred Stock and accompanying Warrants were sold at a purchase price of $1,000 per share of Series A Preferred Stock. The total gross proceeds received from the sale of the Series A Preferred Stock and Warrants in the Private Placement were $25.0 million, which does not include any proceeds that may be received upon exercise of the Warrants. As of March 31, 2023, there were 7,485,762 warrants issued and outstanding, each exercisable for one share of common stock at price of $0.978885 per share and no warrants had been exercised.

On November 14, 2022, the Company announced a corporate restructuring designed to reduce operating expenses and align the Company's core activities with its focused clinical programs that are expected to drive long-term growth. This restructuring reflects the Company's ongoing plans to focus its resources on its clinical programs, including: HPN217, B-cell maturation antigen, ("BCMA"), HPN328, Delta-like canonical Notch ligand 3 or ("DLL3"), and future clinical programs such as HPN601, epithelial cell adhesion molecule ("EpCAM”).

The Company estimates that it will incur costs of up to approximately $2.1 million in charges for termination benefits related to the restructuring plan announced in November 2022. The Company paid $1.2 million and $0.5 million for termination benefits for the three months ended March 31, 2023 and December 31, 2022, respectively. The estimates of the expenses the Company expects to incur are subject to a number of assumptions, risks and uncertainties, and actual results may differ from its estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the corporate restructuring. The Company is also initiating activities to reduce its corporate facilities footprint by subletting all of its research labs and associated office space and relocating to a smaller facility. The Company is currently evaluating the impact of the restructuring plan on certain of its assets and whether any related impairment charge will need to be recorded.

As of March 31, 2023, the Company had cash and cash equivalents of $61.4 million, which is available to fund future operations. The Company believes as of March 31, 2023 that its cash and cash equivalents, combined with cost savings from its restructuring plan and facility reduction discussed above, as well as other planned cost-saving efforts, provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed financial statements.

The Company will need to raise additional capital to support its research and development activities. There can be no assurance that additional funds will be available to the Company on acceptable terms on a timely basis, if at all. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue to operationalize the Company’s current technology and to advance the development of its product candidates. If the Company is unsuccessful in its efforts to raise additional financing, the Company will likely be required to further reduce its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of SEC Regulation S-X for interim financial information.

The accompanying unaudited condensed financial statements and notes should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 27, 2023 (the “2022 Annual Report on Form 10-K”). The Balance Sheet as of December 31, 2022 was derived from the audited annual financial statements as of the period then ended. Certain information and footnote disclosures typically included in the Company's audited annual financial statements have been condensed or omitted. The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. The accompanying unaudited condensed financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

Except where noted below, there were no material changes to the Company's significant accounting and financial reporting policies in the accompanying unaudited condensed financial statements from those reflected in the 2022 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 2, “Summary of Significant Accounting Policies,” to the Company’s audited annual financial statements included in the 2022 Annual Report on Form 10-K which have been prepared in accordance with GAAP.

Updates to Significant Accounting Policies

As a result of the adoption on January 1, 2023 of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19 and ASU 2019-04 (collectively, “2016-13”), the Company has made the following updates to its significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Available-for-Sale Securities

The Company is exposed to credit losses through its investments in available-for-sale securities("AFS"). An investment is impaired if the fair value of the investment is less than its amortized cost basis. The Company reviews each impaired AFS security held in its portfolio to determine whether the decline in fair value below its amortized cost basis is the result of credit losses or other factors. An allowance for credit losses is to be recorded as a charge to net loss attributable to common stockholders in an amount equal to the difference between the impaired security’s amortized cost basis and the amount expected to be collected over the lifetime of security, limited by the amount that the fair value is less than its amortized cost basis. Any remaining difference between its amortized cost basis and fair value is deemed not to be due to expected credit losses and is recorded as a component of accumulated other comprehensive loss.

The Company’s impairment review considers several factors to determine if an expected credit loss is present including the discounted present value of expected cash flows of the security, the capacity to hold a security or sell a security before recovery of the decline in amortized cost, the credit rating of the security and forecasted and historical factors that affect the value of the security.

The Company's AFS held at December 31, 2022 matured during the three months ended March 31, 2023 at full face value and all proceeds were received. The Company made no purchases of AFS for the three months ended March 31, 2023.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed financial statements include, but are not limited to, valuation of the Series A Preferred Stock, valuation of the derivative liabilities, allowance for credit losses, the fair value of stock options and warrants, the research period of the collaboration agreements with AbbVie Biotechnology Ltd. (“AbbVie”), operating lease asset and lease liabilities, income tax uncertainties and certain accruals.

As of March 31, 2023, the Company has not experienced a significant financial impact directly related to the COVID-19 pandemic.

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

As of March 31, 2023 and December 31, 2022, the Company classified $0.7 million as restricted cash related to a letter of credit established for an operating lease entered into in August 2018 and as collateral related to a security deposit for an operating lease entered into in October 2021. The restricted cash is classified in “Other assets” in the unaudited condensed balance sheets. See Note 6 Commitments and Contingencies to our unaudited condensed financial statements included elsewhere in this report for more information.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed balance sheets that sum to the total of the same amounts shown in the unaudited condensed statements of cash flows.

	As of
	March 31, 2023	March 31, 2022
	(in thousands)
Balance Sheets
Cash and cash equivalents	$61,385	$50,738
Restricted cash (included in other assets)	673	673
Cash, cash equivalents and restricted cash in the unaudited condensed Statements of Cash Flows	$62,058	$51,411

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short-term to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities or long-term marketable securities on the unaudited condensed balance sheets. Marketable securities with a maturity date greater than 90 days and less than one year at each unaudited condensed balance sheet date are classified as short-term. Marketable securities with a maturity date greater than one year at each unaudited condensed balance sheet date are classified as long-term. All of the Company’s marketable securities are considered available-for-sale and are reported at fair value with unrealized gains and losses included as a component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the unaudited condensed statements of operations and comprehensive loss. Realized gains and losses, if any, on marketable securities are included in interest income, net on the unaudited condensed statements of operations and comprehensive loss. The cost of securities sold is determined using specific identification.

The Company periodically evaluates its available-for-sale marketable debt securities for impairment. When the fair value of a marketable debt security is below its amortized cost, the amortized cost is reduced to its fair value if it is more likely than not that the Company is required to sell the impaired security before recovery of its amortized cost basis, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in other income (expense), net on the unaudited condensed statements of operations and comprehensive loss. Impairment losses that are not credit-related are included in accumulated other comprehensive loss in stockholders’ equity.

Concentration of Credit Risk

The Company is subject to credit risk from its portfolio of cash equivalents and marketable securities. The Company invests in money market funds through a major U.S. bank and is exposed to credit risk in the event of default by the financial institution to the extent of amounts recorded on the unaudited condensed balance sheets. The Company invests in money market funds and investment grade short- to intermediate-term fixed income securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of the Company’s investment policy, in order of priority, are as follows: preservation of principal, liquidity of investments, fiduciary control of cash and investments, prevention of inappropriate concentrations of investments, and obtaining the best yields. The Company minimizes the amount of credit exposure by investing cash that is not required for immediate operating needs in money market funds and marketable securities.

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

The lease payments used to determine the Company’s operating lease assets may include lease incentives and stated rent increases and are recognized in the Company’s operating lease assets in the unaudited condensed balance sheets. Operating lease liabilities are accreted over the term of the lease using the incremental borrowing rate and the associated expense is recorded to operating expenses in the unaudited condensed statement of operations and comprehensive loss. The Company recognizes lease expenses on a straight-line basis over the lease term. Variable lease payments are recognized as the associated obligation is incurred.

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

The carrying amounts reflected in the accompanying unaudited condensed balance sheets for cash and cash equivalents, restricted cash, short-term marketable securities, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease. Depreciation and amortization begin at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the unaudited condensed balance sheet and the resulting gain or loss is reflected in operations. There were no material gains or losses for the sales or retirement of assets for any of the periods presented.

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

Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations (i.e. research and development services) under these arrangements. Amounts due to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. Amounts recognized as revenue prior to receipt are recorded as contract assets included in prepaid expenses and other current assets on the Company’s unaudited condensed balance sheet. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, this will be classified in current assets.

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

Share-based payments are measured using fair-value-based measurements and recognized as compensation expense over the service period in which the awards are expected to vest. The Company’s fair-value-based measurements of awards to employees, directors and consultants as of the grant date utilize the single-option award-valuation approach, and the Company uses the straight-line method for expense attribution. The fair-value-based measurements of options granted to non-employees are remeasured at each period end until the options vest and are amortized to expense as earned. The valuation model used for calculating the estimated fair value of stock awards is the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the Company to make assumptions and judgments about the variables used in the calculations, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s common stock, the related risk-free interest rate and the expected dividend yield. The Company has elected to recognize forfeitures of share-based payment awards as they occur.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Financial statement effects of uncertain tax positions are recognized when it is more-likely-than-not, based on the technical merits of the position, that it will be sustained upon examination. Interest and penalties related to unrecognized tax benefits are included as a component of Other expense, net. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

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

The Company includes any penalties and interest expense related to income taxes as a component of the provision for income tax, as necessary. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities.

As discussed in Note 10 Net Loss Per Share Attributable to Common Stockholders, unexercised common stock warrants and outstanding options are excluded from the computation of weighted-average common shares. Diluted net loss attributable to common stockholders per share is the same as basic net loss attributable to common stockholders per share for each period presented since the effects of potentially dilutive securities are antidilutive given the net loss attributable to common stockholders of the Company.

Comprehensive Loss

Comprehensive loss includes net loss attributable to common stockholders and certain changes in stockholders’ equity that are excluded from net loss attributable to common stockholders, primarily unrealized gains or losses on the Company’s marketable securities.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the accompanying unaudited condensed financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board (the FASB) issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. In April, May and November 2019, the FASB issued additional amendments to the new guidance related to transition and clarification. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which deferred the effective date of this standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

The Company adopted ASU 2016-13 effective January 1, 2023 on a modified retrospective basis. The adoption of ASU 2016-13 did not have an impact on the Company’s unaudited condensed financial statements.

3. Fair Value Measurement

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$59,855	$59,855	$—	$—
Total cash equivalents	$59,855	$59,855	$—	$—

Liabilities
Derivative liability	$15,545	$—	$—	$15,545
Total liabilities	$15,545	$—	$—	$15,545

The Company's Level 3 derivative liability was valued utilizing a probability-weighted cash flow approach, including variables for the timing of the related events and other probability estimates, which are deemed to be Level 3 inputs in the fair value hierarchy.

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

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2023 and December 31, 2022.

The Company had no Level 3 assets as of March 31, 2023.

The Company had no Level 3 assets or liabilities as of December 31, 2022.

The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of December 31, 2022.

4. Available-for-Sale Securities

At March 31, 2023, the Company held money market funds as cash equivalents. All marketable securities were considered available-for-sale at December 31, 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each unaudited condensed balance sheets date are summarized in the tables below:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$59,855	$—	$—	$59,855
Total cash equivalents	$59,855	$—	$—	$59,855

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$45,963	$—	$—	$45,963
Total cash equivalents	45,963	—	—	45,963
Short-term marketable securities:
U.S. government securities	1,501	—	(3)	1,498
Total short-term marketable securities	1,501	—	(3)	1,498
Total	$47,464	$—	$(3)	$47,461

As of December 31, 2022, unrealized losses on investments were not material and were not the result of a decline in credit quality. Unrealized losses are generally due to interest rate fluctuations, as opposed to declines in credit quality. All investments held at December 31, 2022 matured at full value.

Accrued interest receivable was $0.2 million as of March 31, 2023 and was recorded in prepaid expenses and other current assets. The Company did not write off any accrued interest receivable during the three months ended March 31, 2023 and December 31, 2022.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Laboratory equipment	$3,536	$6,232
Furniture and fixtures	585	585
Computer equipment and software	91	91
Leasehold improvements	8,872	8,872
	13,084	15,780
Less: Accumulated depreciation and amortization	(7,327)	(8,543)
Total property and equipment, net	$5,757	$7,237

Depreciation and amortization expense for property and equipment amounted to $0.7 million and $0.6 million for each of the three months ended March 31, 2023 and March 31, 2022, respectively. Gain (loss) from the sale of equipment was not material for the three months ended March 31, 2023.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Accrued research and development	$10,174	$8,569
Accrued personnel costs	3,206	4,760
Accrued professional and consulting fees	626	896
Other	1,021	136
Total accrued liabilities	$15,027	$14,361

6. Commitments and Contingencies

Leases

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease commencement date was July 1, 2019, at which time the Company took occupancy. The Cove Lease includes an option to renew, exercisable at the Company’s sole discretion, with a renewal term for an additional period of eight years. As of March 31, 2023, the Company has not determined whether it will exercise its option to extend the lease term. Therefore, the operating lease right-to-use asset and lease liabilities on the unaudited condensed balance sheets only contemplate the initial lease term. The Cove Lease qualifies as an operating lease.

In October 2021, the Company entered into a lease agreement for approximately 24,770 rentable square feet of office space in South San Francisco, California (the “Gateway Lease”). The Gateway Lease commencement date was December 19, 2022, at which time the Company obtained control, gained physical access and took occupancy. The Gateway Lease does not contain a renewal option. Therefore, the right-to-use asset and lease liabilities on the unaudited condensed balance sheets only contemplate the initial lease term through March 31, 2028. The Gateway Lease qualifies as an operating lease.

The following table summarizes the presentation in the Company’s unaudited condensed balance sheets of its operating lease (in thousands):

As of March 31, 2023
Assets:
Operating lease right-of-use assets	$10,411
Liabilities
Operating lease liabilities	$2,789
Operating lease liabilities, net of current portion	12,816
Total operating lease liabilities	$15,605

The Company incurred $0.2 million in variable lease costs for each of the three months ended March 31, 2023 and March 31, 2022, respectively.

Future minimum lease payments as of March 31, 2023 are as follows (in thousands):

As of March 31, 2023	Operating Lease Commitments
Remainder of 2023	$3,054
2024	4,164
2025	4,291
2026	4,424
2027	2,725
2028 and thereafter	366
Total future minimum lease payments	19,024
Less imputed interest	(3,419)
Total	$15,605

As of March 31, 2023, the weighted average remaining lease term was 4.5 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.32%.

7. Collaboration, License & Clinical Supply Agreements

Development and Option with AbbVie

On November 20, 2019, the Company entered into a Development and Option Agreement with AbbVie (as amended, the “Development and Option Agreement”) in connection with the Company’s HPN217 program, which targets BCMA. Pursuant to such agreement, the Company granted to AbbVie an option to a worldwide, exclusive license under the Company’s patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA (the “HPN217 Products”). Under the Development and Option Agreement, the Company filed an Investigational New Drug Application for HPN217 and is responsible for conducting clinical development activities pursuant to a mutually agreed development plan, including conducting a Phase 1/2 clinical trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to take a worldwide, exclusive license to such HPN217 program.

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

If AbbVie exercises its option to a worldwide, exclusive license, AbbVie will pay the Company an option exercise fee of $200.0 million. Following option exercise, AbbVie will be required to make further payments to the Company of up to $230.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for HPN217 Products. The Company will also receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of HPN217 Products at percentages ranging from the high single digits to the very low double digits, subject to specified offsets and reductions. Royalties will be payable under the Development and Option Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of HPN217 and other HPN217 Products and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country, or ten years following first commercial sale of such HPN217 Product in such country.

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

At the inception of the agreement, the transaction price included the $30.0 million up-front consideration received in December 2019 and a development milestone of up to $50.0 million to be received upon dosing of the first patient in the HPN217 Phase 1/2 clinical trial within a specified time period, for a total transaction price of $80.0 million. In April 2020, the Company had achieved this development milestone as a result of dosing its first patient in the Phase 1/2 clinical trial of HPN217 and received $50.0 million in June 2020. The remaining development, commercialization, and sales milestones along with sales-based royalties were not included in the transaction price, as these milestone amounts were fully constrained on the probability of achievement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The transaction price of $80.0 million, relates to a single unit of accounting. The initial development activities are considered a single unit of accounting. The Company recognizes revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1/2 clinical trial of HPN217. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of March 31, 2023, there were no changes to the estimate of the transaction price or adjustments to measure of performance and related revenue recognition.

The Company recognized $6.9 million and $5.9 million of revenue for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had recorded $14.8 million in deferred revenue, all of which was classified as short-term deferred revenue, in the accompanying unaudited condensed balance sheets.

As of March 31, 2023, the Company will recognize royalty revenue in the period of sale of the related products, if any, based on the underlying contract terms. No such amounts were recognized for the three months ended March 31, 2023.

Amended and Restated Discovery Collaboration Agreement with AbbVie

On August 16, 2021, the Company entered into Amendment No. 1 to the Amended and Restated Discovery Collaboration and License Agreement with AbbVie, or the First Amendment, which amends the Amended and Restated Discovery Collaboration and License Agreement entered on November 20, 2019, between the Company and AbbVie (such agreement, as amended by the First Amendment, the "Restated Collaboration Agreement"). The Restated Collaboration Agreement amends and restates the Discovery Collaboration and License Agreement entered into between the Company and AbbVie, dated October 20, 2017 and amended April 3, 2019, or the Original Collaboration Agreement. Pursuant to the First Amendment, the Company and AbbVie agreed to include the ProTriTAC technology within the Restated Collaboration Agreement. Pursuant to the Original Collaboration Agreement, the Company granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporate the Company’s proprietary TriTAC technology together with soluble T cell receptors, or TCRs provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Original Collaboration Agreement, AbbVie was granted the right to designate up to two targets for development of TriTAC constructs, which it selected in 2017 and 2019, respectively. Pursuant to the Restated Collaboration Agreement, AbbVie is permitted to designate two further targets, with an option to select up to four additional targets, selected during a specified period following the effective date, to be the subject of activities under the collaboration, and is granted a worldwide, exclusive license to develop and commercialize products that incorporate either the Company’s proprietary TriTAC platform technology, or (as a result of and pursuant to the First Amendment) its ProTriTAC platform technology, to pursue available TCRs and/or antibody targets. Such products may incorporate antibodies provided by AbbVie or by the Company. During a period of up to four years following the date of AbbVie’s designation of each target for the products, and subject to confirmation of target availability, the Company and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising the Company’s proprietary TriTAC or ProTriTAC technologies, as applicable, in conjunction with the soluble TCR or antibody sequences directed at the agreed upon targets of interest. The Company may not, including through any third party, develop or commercialize any competing product that binds to any of the included targets. As was the case under the Original Collaboration Agreement, following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed in each Major Market (as defined in the Restated Collaboration Agreement).

In addition to the upfront payment of $17.0 million already paid under the Original Collaboration Agreement, the Company received an upfront payment of $20.0 million under the Restated Collaboration Agreement for AbbVie’s right to select two additional targets and an option to select up to four further targets. AbbVie will be required to make payments to the Company, upon target selection, of $10.0 million for each target, for up to four additional targets selected by AbbVie. For each of the targets up to eight targets selected, the Company is eligible to receive up to $300.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for licensed products indicated for human therapeutic or prophylactic use. The Company will also be eligible to receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of licensed products at percentages in the mid-single digits, subject to specified offsets and reductions. Royalties will be payable under the First Amendment and Restated Collaboration Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each product and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country or ten years following first commercial sale of such product in such country. If licensed products are developed and commercialized for diagnostic or veterinary use, or certain screening or monitoring uses, the parties have agreed to negotiate an appropriate reduction in the economic terms applicable to such non-therapeutic and prophylactic applications.

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

At the inception of the Original Collaboration Agreement, the Company determined that the transaction price was $17.0 million, which was all allocated to the two initial targets. The Company recognized the full $17.0 million upfront payment related to the initial two targets prior to 2022.

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019. The Company allocates $10.0 million to each additional target selected. The company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of March 31, 2023, the Company determined that a transaction price of $20.0 million was still appropriate. Accordingly, of the $20.0 million upfront payment received in 2019, $1.7 million and zero revenue was recognized for the three months ended March 31, 2023 and March 31, 2022, respectively.

As of March 31, 2023, the Company had recorded $9.9 million in deferred revenue, of which $7.6 million was classified as short-term deferred revenue and $2.3 million as long-term deferred revenue, in the accompanying unaudited condensed balance sheets.

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

As of March 31, 2023, the Company had not recognized or earned any milestone payments under the Original Collaboration or Restated Collaboration Agreement including the First Amendment. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized for the three months ended March 31, 2023 and 2022.

Collaboration and License Revenue

For the three months ended March 31, 2023 and March 31, 2022, collaboration and license revenue in the accompanying unaudited condensed statements of operations and comprehensive loss is comprised of the following:

	For the Three Months Ended March 31,
Collaboration and License Revenue	2023	2022
	(in thousands)
AbbVie Restated Collaboration Agreement	$1,729	$—
AbbVie Development and Option Agreement	6,854	5,906
Total collaboration and license revenue	$8,583	$5,906

8. Restructuring

In November 2022, the Board approved an alignment of corporate resources on clinical programs. The alignment resulted in a reduction in workforce designed to reduce all operating expenses and focus the Company’s resources on its clinical programs. This plan included a reduction of the Company’s full-time employees by 45% with the majority of the reductions taking place at the end of 2022 and the remainder occurring in the first half of 2023. Affected employees have been offered separation benefits, including severance payments and in some cases payments to cover premiums for continuation of healthcare coverage for a limited period.

The activity in the restructuring liability, included within accrued liabilities on the unaudited condensed balance sheets, was as follows for the three months ended March 31, 2023 (in thousands):

	Balance at December 31, 2022	Charges	Cash Payments	Balance at March 31, 2023
Corporate restructuring liability	$1,119	$286	$(1,161)	$244

Employees affected by the reduction in workforce under the Company's corporate restructuring plan were offered termination benefits that are provided pursuant to a one-time benefit arrangement. For employees who were notified of their termination in November 2022 and have no requirements to provide future service, the Company recognized the liability for the termination benefits in full at fair value in the current period. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits, the Company is recognizing the termination benefits ratably over their future service periods. The service periods began in November 2022 and service periods will end at various dates through the first half of 2023.

During the three months ended March 31, 2023, the Company added $0.3 million in charges related to corporate restructuring activities and expects that it will incur approximately $2.1 million in total of employee termination benefits expense related to the corporate restructuring plan. As of the three months ended March 31, 2023 and the year ended December 31, 2022, the Company paid $1.2 million and $0.5 million, respectively, for the termination benefits.

9. Equity

Incentive Plans

Stock Option Activity

As of March 31, 2023, there were 3,047,673 shares reserved by the Company to grant under its 2019 Equity Incentive Plan (the “2019 Plan”).

The following summarizes option activity under the Company’s 2019 Plan and 2015 Equity Incentive Plan (the “2015 Plan”):

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2022	6,430,946	$5.62	7.60	$306
Options granted	1,763,200	0.90
Options exercised	—	—
Options cancelled	(767,113)	7.20
Balance as of March 31, 2023	7,427,033	$4.33	7.84	$332
Exercisable as of March 31, 2023	2,862,479	$7.28	5.41	$61

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The intrinsic value of options exercised was zero and $1.0 million for the three months ended March 31, 2023 and March 31, 2022, respectively. There is no future tax benefit related to options exercised, as the Company has accumulated net operating losses on March 31, 2023 and March 31, 2022.

During the three months ended March 31, 2023 and March 31, 2022, the estimated weighted-average grant-date fair value of the stock options vested was $5.11 and $4.94 per share, respectively, and the estimated weighted-average grant-date fair value of stock options granted was $1.49 and $3.48 per share, respectively.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (years)	5.88	6.02
Expected volatility	90.03%	80.76%
Risk-free interest rate	3.53%	1.67%
Expected dividend yield	0%	0%

Total stock-based compensation was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating Expenses
Research and development	$672	$1,462
General and administrative	462	1,381
Total stock-based compensation	$1,134	$2,843

Stock-based compensation related to non-employee awards, which is included in the table above, was zero for both three months ended March 31, 2023 and 2022.

2019 Employee Stock Purchase Plan

The Board adopted, and the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), in January 2019, which became effective upon the closing of the Company’s IPO in February 2019. The 2019 ESPP initially reserved 250,000 shares of common stock for employee purchases under terms and provisions established by the Board. The 2019 ESPP evergreen provision provides that the number of shares reserved and available for issuance under the 2019 ESPP will automatically increase January 1st of, each year for a period of up to ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (ii) 750,000 shares of the Company's common stock or (iii) such lesser number of shares of common stock as determined by the Board. In January 2023, common stock available for issuance under the 2019 ESPP was increased by approximately 358,000 shares as a result of this evergreen provision. The Company issued 148,252 shares under the 2019 ESPP during the three months ended March 31, 2023. The Company has approximately 927,000 shares reserved for future issuance as of March 31, 2023.

Series A Preferred Stock and Warrants

On March 22, 2023, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell and issue shares of the Series A Preferred Stock and Warrants in a Private Placement transaction.

At the closing of the Private Placement on March 22, 2023 (the “Closing”), the Company sold and issued (i) 25,000 shares of Series A Preferred Stock and (ii) Warrants to purchase up to an aggregate of 7,485,762 shares of the Company’s common stock. The shares of Series A Preferred Stock and accompanying Warrants were sold at a purchase price of $1,000 per share of Series A Preferred Stock. The Warrants are exercisable immediately, will remain exercisable for a period of eight years following the date of issuance and have an exercise price of $0.978885 per share. As of March 31, 2023, there were 7,485,762 warrants, each exercisable for one share of common stock at price of $0.978885 per share, and no warrants had been exercised. The total gross proceeds to the Company from the sale of the Series A Preferred Stock and Warrants in the Private Placement were $25.0 million, which excludes $1.2 million in offering costs and any proceeds that may be received upon exercise of the Warrants.

The Series A Preferred Stock is non-voting stock. Some of the holders of the Series A Preferred Stock are considered related parties which the disinterested members of the Board reviewed and approved in accordance with the Company's related-person transaction policy. Holders of Series A Preferred Stock shall be entitled to receive dividends that accrue on a day-to-day basis until paid at a rate of 8.000% per year on the stated value of $1,000 per share of Series A Preferred Stock. Such dividends shall be payable when declared by the Board, or paid in connection with redemption or other relevant event regardless of whether a dividend has been declared by the Board. As of March 31, 2023 and through the issuance date of these accompanying unaudited condensed financial statements, the Board had not declared a dividend.

The Company may, at its option, redeem shares of Series A Preferred Stock from time to time at the Redemption Price Per Share, which is equal to the sum of (i) the product of (a) the Stated Value of $1,000 and (b) a Return Factor equal to 3.5 until the 18-month anniversary of the Closing and 4.5 thereafter and (ii) any accrued and unpaid dividends. In addition, the Series A Preferred Stock is mandatorily redeemable by the Company out of funds legally available therefor, at the Redemption Price Per Share, upon (i) receipt by the Company of certain amounts in connection with any HPN217 licensing transaction of which the maximum number of then-outstanding shares of Series A Preferred Stock that may be redeemed using up to 50% of the cash proceeds and fair market value of certain non-cash proceeds received by the Company, (ii) receipt by the Company of certain net proceeds in connection with certain strategic and licensing transactions and (iii) on the third anniversary of the Closing or Anniversary Based Redemption Date, unless extended by consent of the requisite holders. The Company is obligated to redeem all outstanding shares of Series A Preferred Stock at the Redemption Price Per Share on the third anniversary of the Closing, as that date may be extended up to an additional two years by consent of the requisite holders or for any period of time by consent of all holders.

Series A Mandatorily Redeemable Preferred Stock

As of the Closing, the Company evaluated the redemption feature, Warrant terms and cumulative preferred dividend rights related to sale of the Series A Preferred Stock and Warrants. The Company determined that the Series A Preferred Stock was mandatorily redeemable and terms of the sale of Series A Preferred Stock and Warrants contained an embedded redemption liability feature which required the application of fair value accounting.

Accordingly, the proceeds received from the sale of the Series A Preferred Stock and Warrants were attributed to each of the instruments. The Company recorded the Series A Preferred Stock at a value of $5.1 million, which was recorded as a non-current liability, net of $0.3 million allocated issuance costs, on the unaudited condensed balance sheets. The Company recorded the embedded redemption liability of $15.5 million as a non-current liability on the unaudited condensed balance sheets. The issuance costs of $0.7 million attributable to the embedded redemption liability was charged to other expense, net on the unaudited condensed statements of operations and comprehensive loss. Subsequent remeasurement of the embedded redemption liability is determined by a valuation analysis each reporting period using fair value accounting Level 3 inputs developed on the then existing facts and circumstances. The Company records the remeasurement charge as other expense, net on the unaudited condensed statements of operations and comprehensive loss.

The Company's Series A Preferred Stock will be accreted to the estimated redemption value using the effective interest method through the Anniversary Based Redemption Date, with the changes in the carrying amount, including the accrual of dividends, recorded as interest expense on the unaudited condensed statements of operations and comprehensive loss.

Interest expense of $0.1 million from the periodic accretion to the redemption value was recorded for the three months ended March 31, 2023.

Warrants

As of the Closing, the Company determined that the Warrants were equity instruments and $4.1 million relative fair value was attributed to the Warrants of the $25 million proceeds from the sale of the Series A Preferred Stock and Warrants. The Warrants value of $3.9 million was recorded as additional paid-in capital, net of $0.2 million of allocated issuance costs, on the unaudited condensed balance sheets.

As of March 31, 2023, there were 7,485,762 warrants, each exercisable for one share of common stock at price of $0.978885 per share and no warrants had been exercised.

Common Stock

In March 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement ("Sales Agreement"), with Cantor Fitzgerald & Co. ("Cantor Fitzgerald"), under which the Company may offer and sell, from time to time at its sole discretion through Cantor Fitzgerald, as its sales agent, shares of the Company's common stock having an aggregate offering price of up to $75.0 million. We have filed a shelf registration statement on Form S-3 with the SEC, which will permit the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our securities, of which approximately $8.5 million of common stock may be issued and sold pursuant to our Sales Agreement.

During the three months ended March 31, 2023, the Company sold 1,660,778 shares under the Sales Agreement for total net proceeds of approximately $1.5 million. As of March 31, 2023, the Company had sold a total of 4,545,113 shares of its common stock under the Sales Agreement, resulting in aggregate net proceeds of approximately $12.7 million.

10. Net Loss Per Share Attributable to Common Stockholders

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect:

	As of March 31,	As of March 31,
	2023	2022
Common stock options issued and outstanding	7,427,033	7,053,467
Warrants to purchase shares of common stock	7,485,762	—
Total	14,912,795	7,053,467

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

TriTAC

Our TriTAC product candidates in ongoing clinical development include HPN217 in a Phase 1 clinical trial targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma, and HPN328 in a Phase 1/2 clinical trial targeting Delta-like canonical Notch ligand 3, or DLL3, for the treatment of small cell lung cancer, or SCLC, and other DLL3-expressing tumors. As of March 10, 2022, we have discontinued further development of HPN424 as a treatment of metastatic castration-resistant prostate cancer, or mCRPC, and as of August 2022 we have discontinued further enrollment in our HPN536 Phase 1/2a clinical trial for the treatment of ovarian cancer and other mesothelin-, or MSLN-, expressing solid tumors, and plan to seek a partner for further development.

TriTAC Pipeline Update

HPN217

In December 2022, we announced the interim results of ongoing Phase 1 clinical trial of HPN217. As of the October 17, 2022 data cut-off date, 62 patients had been treated across fixed and step doses up to 2.86 mg/week in fixed dosing cohorts and 24 mg/week target dose in step dosing cohorts. Enrolled patients had a median of 6 prior therapies. The most frequent treatment-emergent adverse events, or TEAEs, occurring in greater than 15% were anemia (44%), fatigue (32%), and transient cytokine release syndrome or CRS (27%), No grade 3 or higher CRS was reported in this patient population as of the October 17, 2022 data cut-off date. Two DLTs, of reversible transaminitis were reported at a fixed dose of 2.86 mg was reported. A maximum tolerated dose, or MTD, has not been reached at the target dose in step dosing regimens. Following our results announced at ASH in December 2022, one patient experienced Grade 3 CRS and Grade 1 Immune Effector Cell Associated Neurotoxicity, or ICANS, which was followed by a post-traumatic Grade 5 subdural hematoma. Overall, a well-tolerated safety profile continues to emerge, with low incidence of CRS across the patient population studied to date.

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

In January 2021, HPN217 received orphan drug designation for the treatment of multiple myeloma. In March 2022, HPN217 was granted fast track designation for the treatment of relapsed, refractory multiple myeloma.

Dose exploration is continuing with ongoing patient enrollment in the escalation phase of the Phase 1 trial expected to reach completion in the first half of 2023 and identification of a recommended Phase 2 dose by the end of 2023. We expect to present data in the second half of 2023.

HPN217 is covered by a global Development and Option Agreement with AbbVie. HPN217 targets B-cell maturation antigen, or BCMA, a well-validated target expressed on multiple myeloma cells. Harpoon is responsible for conducting the Phase 1 trial, and we are actively enrolling patients in the dose escalation portion of the multi-country trial. Under the agreement with AbbVie, we are eligible to receive future payments totaling up to $430 million upon AbbVie’s exercise of an exclusive license option and achievement of certain development, regulatory, and commercial milestones, in addition to royalties on commercial sales.

HPN328

We are currently enrolling patients in a Phase 1/2 clinical trial, HPN328, for the treatment of small cell lung cancer, or SCLC, and other tumors associated with DLL3 expression. Dose escalation is ongoing with the addition of dose regimens to determine the MTD, which has not yet been reached.

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

In June 2022, at the American Society of Clinical Oncology (ASCO) meeting, we provided a clinical update on our ongoing Phase 1/2 clinical trial. As of the April 21, 2022, data-cutoff date, 18 patients had been enrolled in dose cohorts ranging from 15 µg to 1200 µg per week in both fixed and step dose cohorts administered once weekly by intravenous infusion. Eighteen patients with a median of 2 lines (range 1 to 5) of prior therapy have been enrolled and eligible patients include small cell lung cancer patients who have relapsed after platinum chemotherapy and patients with other malignancies with high grade neuroendocrine tumors associated with DLL3 expression. HPN328 has been well tolerated with Grade 1-2 CRS reported in 27% of patients. No dose-limiting toxicities, or DLTs, were observed and a maximum tolerated dose, or MTD, has not been reached. Seven of 18 patients (39%) had a decrease in sum of target lesion diameters, with 3 of 11 patients (27%) with SCLC across all dose cohorts experiencing a greater than 30% decrease in sum of target lesion diameters. Additionally, 4 of 6 patients (67%) with SCLC treated at greater than or equal to 1215 µg per week experienced a decrease in sum of target lesion diameters, including one confirmed Partial Response (cPR) per RECIST criteria. The patient with a cPR experienced a target lesion reduction of 53% at week 10.

In November 2022, we reported two events of Grade 3 CRS following an initial 2mg priming dose of HPN328 during the dose escalation portion of the study. CRS in one patient resolved with treatment. CRS in a second patient was complicated by a requirement for oxygen prior to dosing and other complications that led to an additional event of respiratory failure, which led to the patient’s death.
We lowered the priming dose to 1mg in December 2022 and excluded patients requiring oxygen prior to dosing and dose escalation enrollment continued.

In February 2023, we confirmed a second SCLC patient had a partial response per RECIST criteria.

Patient enrollment is on track with monotherapy cohorts at the 24 mg target dose. We plan to enroll additional cohorts in our ongoing Phase 1/2 clinical trial evaluating HPN328 in combination with atezolizumab for the treatment of patients with SCLC in the second half of 2023.
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

ProTriTAC Pipeline Update

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

TriTAC-XR Pipeline Update

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

Business Operations

Since commencing operations in 2015, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock, Series A Preferred Stock and warrants, the sale of common stock and payments received under our collaboration agreement with AbbVie.

Since our inception, we have incurred significant net operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs.

In March 2023, we entered into a Securities Purchase Agreement, or Purchase Agreement. Pursuant to the Purchase Agreement, we sold and issued (i) 25,000 shares of Series A Preferred Stock and (ii) warrants to purchase up to an aggregate of 7,485,762 shares of our Common Stock, or the Warrants. The shares of Series A Preferred Stock and accompanying Warrants were sold at a purchase price of $1,000 per share of Series A Preferred Stock. The total gross proceeds we received from the sale of the Series A Preferred Stock and Warrants in the Private Placement were approximately $25.0 million, which does not include any proceeds that may be received upon exercise of the Warrants. As of March 31, 2023, there were 7,485,762 warrants issued and outstanding, each exercisable for one share of common stock at price of $0.978885 per share and no warrants had been exercised. See Note 9 Equity, and Note 10, Net Loss Per Share Attributable to Common Stockholders to our unaudited condensed financial statements included elsewhere in this report for more information.

In November 2022, we announced a corporate restructuring and a reduction in workforce of approximately 45% of our headcount to focus our resources on our clinical pipeline, including HPN217, HPN328 and HPN601. We currently estimate that we will incur costs up to approximately $2.1 million in charges for termination benefits related to the restructuring plan. We paid $1.2 million and $0.5 million for termination benefits for the three months ended March 31, 2023 and December 31, 2022, respectively. The estimates of the expenses we expect to incur are subject to a number of assumptions, risks and uncertainties, and actual results may differ from our estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the corporate restructuring. Also, as a part of the restructuring, we have initiated activities to reduce our corporate facilities footprint by subletting all of our research labs and associated office and relocating to a smaller facility.

Our net losses attributable to common stockholders were $11.3 million and $20.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $363.9 million. Our primary use of cash is to fund net losses attributable to common stockholders, operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses attributable to common stockholders for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses attributable to common stockholders may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

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
•
maintain and protect our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•
implement operational, financial and management systems; and
•
attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

From October 2020 through March 31, 2023, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $12.7 million in net proceeds from the sale of shares of our common stock. For the three months ended March 31, 2023, we received an aggregate of approximately $1.5 million in net proceeds from the sale of shares of our common stock under such Sales Agreement.

COVID-19 Update

We are continuing to monitor the overall impact of the COVID-19 pandemic on our business. Our assessment to date continues to support that we have not experienced any material delays or significant financial impacts directly related to the pandemic other than some minor disruptions in our manufacturing supply chain that affected and may continue to affect our drug supply, disruptions in patient enrollment in some of our clinical trials and delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials due to limited staff at our clinical trial sites. We will continue to monitor any potential impacts of the COVID-19 pandemic on our third-party contract manufacturers, contract research organizations and other third parties that assist us with clinical trials and our clinical trial sites. See “Part II Item 1A—Risk Factors” for more information regarding the potential impact of the COVID-19 pandemic on our business and operations. We continue to actively monitor this situation and the possible effects on our business and operations.

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

We will recognize revenue under the Development and Option Agreement as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the completion of a Phase 1 trial of HPN217. Accordingly, of the $30.0 million upfront payment received in 2019 and $50.0 million development milestone received in 2020, $6.9 million and $5.9 million of revenue was recognized for the three months ended March 31, 2023 and March 31, 2022, respectively, and as of March 31, 2023, we had $14.8 million of deferred revenue under the Development and Option Agreement.

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

In addition to the upfront payment of $17.0 million already paid under the Original Collaboration Agreement, we received an upfront payment of $20.0 million under the Restated Collaboration Agreement for AbbVie’s right to select two further targets and an option to select up to four further targets. AbbVie will be required to make payments to us, upon target selection, of $10.0 million for each target, for up to four additional targets selected by AbbVie. For each of the up to eight targets selected, we are eligible to receive up to $300.0 million in the aggregate for the achievement of specified development, regulatory and commercial sales milestones for licensed products indicated for human therapeutic or prophylactic use. We will also be eligible to receive tiered royalties on net sales by AbbVie, its affiliates and sublicensees of licensed products, at percentages in the mid-single digits, subject to specified offsets and reductions. Royalties will be payable under the Restated Collaboration Agreement on a product-by-product and country-by-country basis commencing on the date of first commercial sale of each product, and ending on the later of expiration of all valid claims of specified licensed patents in such country, expiration of regulatory exclusivity in such country or ten years following first commercial sale of such product in such country. If licensed products are developed and commercialized for diagnostic or veterinary use, or certain screening or monitoring uses, the parties have agreed to negotiate an appropriate reduction in the economic terms applicable to such non-therapeutic and prophylactic applications.

We recognized revenue under the Original Collaboration Agreement over a period in which related research and development activities occur. We had recognized the full $17.0 million upfront payment related to the initial two targets prior to 2022.

We will recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. Accordingly, of the $20.0 million upfront payment received in 2019, $1.7 million and $0.2 million of revenue was recognized for each of the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, we had $9.9 million of deferred revenue under the Restated Collaboration Agreement.

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

Interest Income, net

Interest income, net is primarily comprised of interest income and gains or losses realized on cash, cash equivalents and marketable securities.

Interest Expense

Interest expense is due to accretion of the redemption value of the Series A Preferred Stock.

Other Expense, net

Other expense, net is primarily comprised of certain equity issuance costs and foreign currency transaction gains or losses related to certain transactions with European third-party vendors.

Results of Operations

Comparison of the Three Months ended March 31, 2023 and 2022

	For the Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)
	(dollars in thousands)
Revenue:
Collaboration and license revenue	$8,583	$5,906	$2,677	45%
Total revenue	8,583	5,906	2,677	45%
Operating expenses:
Research and development	15,163	20,818	(5,655)	-27%
General and administrative	4,185	5,401	(1,216)	-23%
Total operating expenses	19,348	26,219	(6,871)	-26%
Loss from operations	(10,765)	(20,313)	(9,548)	-47%
Interest income, net	425	40	385	975%
Interest expense	(138)	—	138	*
Other expense, net	(860)	(48)	812	*
Net loss attributable to common stockholders	$(11,338)	$(20,321)	$(8,213)	-40%
* Not meaningful

Revenue

Collaboration and license revenue increased by $2.7 million, or 45%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to a $1.7 million increase in revenue recognized in the first quarter of 2023 for research and development services performed on the fourth target under the Restated Collaboration Agreement, and a $1.0 million increase in revenue recognized related to the Development and Option Agreement, for research and development services performed.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Product and clinical development	$6,438	$8,554
Research and technology services	523	882
Laboratory supplies and equipment	2	552
Pharmacology services	(56)	353
Personnel-related	4,653	7,717
Facility and other allocated expenses	2,076	2,044
Consulting	1,527	716
Total research and development expenses	$15,163	$20,818

Research and development expenses decreased by $5.7 million, or 27%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily due to a $3.1 million decrease in personnel and research activities associated with the corporate restructuring, a $2.1 million decrease in product and clinical development expense due to the termination and winddown of HPN424 and HPN536 studies, a $0.8 million decrease in pharmacology services and research and technology services due to the termination and winddown of HPN424 and HPN536 studies, and a $0.6 million decrease in laboratory supplies and equipment as a result of winddown in research activities associated with the corporate restructuring partially offset by a $0.8 million increase in consulting expenses.

General and Administrative

General and administrative expenses decreased by $1.2 million, or 23%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily due to a $0.8 million decrease in personnel-related expenses attributed primarily to a decrease in stock-based compensation expense, a $0.3 million decrease in legal and consulting fees related to corporate legal and accounting services, and a $0.2 million decrease in marketing costs related to market research, offset by a $0.1 million increase in facility and other allocated expenses.

Interest Income, net

Interest income, net increased by $0.4 million, or 976%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase is due to lower amortization expense of premiums from the maturity of marketable securities and higher interest yields earned on our cash and money-market balances during the three month ended March 31, 2023.

Interest Expense

Interest expense was $0.1 million for the three months ended March 31, 2023, compared to zero for the three months ended March 31, 2022. The interest expense is due to accretion of the redemption value attributable to Series A Preferred Stock issued in the three months ended March 31, 2023.

Other Expense, net

Other expense, net increased by $0.9 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase is primarily due to $0.7 million of issuance costs allocated to the derivative liability value associated with the Series A Preferred Stock issued in the period.

Liquidity and Capital Resources

Liquidity

Since our inception and through March 31, 2023, we have financed our operations primarily through proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of Series A Preferred Stock and Warrants, the sale of common stock, and upfront payments received by us from our collaboration and license agreements. As of March 31, 2023, we had $61.4 million in cash and cash equivalents, an accumulated deficit of $363.9 million. and working capital of $19.7 million.

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

As of March 31, 2023, there were 7,485,762 warrants issued and outstanding, each exercisable for one share of common stock at price of $0.978885 per share and no warrants had been exercised.

From October 2020 through March 31, 2023, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $12.7 million in net proceeds from the sale of shares of our common stock. We received an aggregate of approximately $1.5 million in net proceeds for the three months ended March 31, 2023 from the sale of shares of our common stock under such Sales Agreement.

In November 2022, we announced a corporate restructuring and a reduction in workforce of approximately 45% of our headcount, to focus our resources on our clinical pipeline, which includes HPN217 (BCMA), HPN328 (DLL3), HPN601 (EpCAM). We currently estimate that we will incur costs up to approximately $2.1 million in charges for termination benefits related to the restructuring plan. We paid $1.2 million and $0.5 million for termination benefits for the three months ended March 31, 2023 and December 31, 2022, respectively. The estimates of the expenses we expect to incur are subject to a number of assumptions, risks and uncertainties, and actual results may differ from our estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the corporate restructuring. We are also initiating activities to reduce our corporate facilities footprint by subletting all of our research labs and associated office and relocating to a smaller facility. We are currently evaluating the impact of the restructuring plan on certain of our assets and whether any related impairment charge will need to be recorded.

We believe that, as of March 31, 2023, that our cash and cash equivalents, combined with cost savings from our restructuring plan announced in November 2022 and facility reduction discussed above, provide sufficient capital resources to continue our operations for at least 12 months from the issuance date of the unaudited condensed financial statements included in this report.

We will require substantial additional capital in order to complete development of our product candidates and commercialize our products, if approved. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, or we may seek to control expenses by delaying certain candidates in our portfolio and reducing internal expenditures.

There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. Please see the section entitled “Risk Factors”, including the risk factors titled “We will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts,” and “Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates” for additional risks associated with our substantial capital requirements and the challenges we may face in raising capital.

Capital Resources

Our primary uses of cash are to fund net losses attributable to common stockholders and operating expenses, which consist primarily of funding our clinical and preclinical trials, research and development expenditures and related personnel costs. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. The timing and amount of our future funding requirements depends on many factors, including the following:

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
•
the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•
the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions;
•
the compliance and administrative costs associated with being a public company; and

•
the cost of attracting, hiring and retaining additional administrative, clinical, regulatory and scientific personnel.

In March 2020, we entered into a Sales Agreement with Cantor Fitzgerald under which we may offer and sell, from time to time at our sole discretion through Cantor Fitzgerald, as our sales agent, shares of our common stock having an aggregate offering price of up to $75.0 million. We have filed a shelf registration statement on Form S-3 with the SEC, which will permit the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our securities, of which approximately $8.5 million of common stock may be issued and sold pursuant to our Sales Agreement. Cantor Fitzgerald may sell the common stock by any method permitted by law deemed to be an “at the market offering” or ATM facility as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through Nasdaq or on any other existing trading market for our common stock. We pay Cantor Fitzgerald a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Cantor Fitzgerald under the Sales Agreement.

From October 2020 through March 31, 2023, we had sold a total of 4,545,113 shares of our common stock under the Sales Agreement, resulting in aggregate net proceeds of $12.7 million. We received an aggregate of approximately $1.5 million in net proceeds for the three months ended March 31, 2023 from the sale of shares of our common stock under such Sales Agreement. As of March 31, 2023, there was approximately $62.3 million remaining available to be sold under the terms of the Sales Agreement.

Cash Flows

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(19,286)	$(25,238)
Investing activities	2,438	30,459
Financing activities	26,619	830
Net increase in cash, cash equivalents, and restricted cash	$9,771	$6,051

Cash Flows from Operating Activities

During the three months ended March 31, 2023, cash used in operating activities was $19.3 million, which consisted of a net loss attributable to common stockholders of $11.3 million and a net change of $10.2 million in our net operating assets and liabilities, partially offset by $2.3 million in non-cash charges. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $8.6 million resulting from the recognition of revenue related to the AbbVie Restated Collaboration Agreement and the Development Option Agreement, a decrease of $0.7 million in accounts payable, and a decrease of $0.4 million in operating lease obligations which was offset by an increase in accrued liabilities of $0.2 million for operating costs to support our operations as a public company, a net increase in prepaid expenses and other assets of $0.9 million resulting from the timing of payments made for ongoing research and development activities. The non-cash charges consisted of stock-based compensation of $1.1 million, depreciation and amortization of $0.7 million, net amortization of premiums and amortization of operating right-of-use lease asset of $0.4 million, accretion of the redemption value discount attributable to the sale of the Series A Preferred Stock of $0.1 million partially offset by a $0.1 million gain on the sale of lab equipment.

Cash Flows from Investing Activities

During the three months ended March 31, 2023, cash provided in investing activities of $1.5 million was primarily related to $1.5 million in proceeds from the maturity of short-term marketable securities and $0.9 million of cash proceeds from the sale of lab equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2023, cash provided by financing activities of $26.6 million was primarily from the $25.0 million in gross proceeds received from the sale of the Series A Preferred Stock, $1.5 million in net proceeds from the sale of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald, and $0.1 million from purchases of our common stock under our 2019 employee stock purchase plan.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the three months ended March 31, 2023 from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations”, included in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 27, 2023.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Our critical accounting policies are those that significantly impact our financial condition and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of this uncertainty, actual results may vary from these estimates.

See Note 2 Summary of Significant Accounting Policies to our unaudited condensed financial statements included elsewhere in this report for more information.

Recently Issued Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies to our unaudited condensed financial statements included elsewhere in this report for more information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before making an investment decision, together with all of the other information included in this Quarterly Report on Form 10-Q and under Part 1, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2022. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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
•
Our product candidates may have serious adverse, undesirable or unacceptable side effects or other properties which may delay or prevent marketing approval. Such side effects could result in us needing to abandon the development of our related product candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences following marketing approval, if any.
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
•
We currently do not meet, and may not regain compliance with the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

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
•
Our 2022 corporate restructuring undertaken to reduce operating expenses, focus our resources on our clinical pipeline and extend our cash runway may not be successful.
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

Our product candidates may have serious adverse, undesirable or unacceptable side effects or other properties which may delay or prevent marketing approval. Such side effects could result in us needing to abandon the development of our product candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences following marketing approval, if any.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of HPN217 and HPN328, and as we continue to research and develop other potential product candidates, including HPN601. As a result, we may at times reevaluate our corporate priorities and development plans. For example, in August 2022, based on our decision to prioritize certain assets in our portfolio, we announced that we intend to seek a partnership to further develop our HPN536 program in monotherapy and combination settings. Then, in November 2022, we announced a corporate restructuring and a reduction in workforce designed to reduce discovery research and operating expenses while focusing our resources on our clinical pipeline.

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

Based on our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, including our assumptions related to our corporate restructuring, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings, including our March 2023 private placement transaction, or the Private Placement, or pursuant to our Sales Agreement with Cantor Fitzgerald, may result in dilution to our stockholders, the imposition of burdensome covenants and repayment obligations, and other restrictions that may affect our business. For example, in March 2023, we raised $25.0 million through a Private Placement pursuant to which we sold 25,000 shares of preferred stock, or the Series A Preferred Stock with rights that are superior to those of our common stockholders and warrants to purchase up to 7,485,762 shares of our common stock (the "Warrants"). If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, pursuant to the terms of our Series A Preferred Stock, we will be required to use a portion of the net proceeds from certain licensing or collaboration arrangements to redeem shares of Series A Preferred Stock, and, accordingly, we may require additional capital to fund our operating plans. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of developing our product candidates, and conducting preclinical studies and clinical trials, including our Phase 1 trial of HPN217, Phase 1/2 trial of HPN328, the future Phase 1 trial of HPN601 and the winddown of our Phase 1/2a trials of HPN536 and HPN424;
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

Further decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, including the ability to raise additional equity as one way to regain compliance with the Nasdaq stockholders' equity listing requirement. See the risk factor titled “We currently do not meet, and may not regain compliance with the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock” below. Additional funds may not be available when we need them, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we could be required to:

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

In addition, while using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, if our public float (the market value of our common stock held by non-affiliates) is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under our Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. As our public float is currently less than $75.0 million, we are currently subject to this limitation. We may conduct offerings pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement while we are subject to this limitation, but we would expect such alternatives to increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.

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

We are an early clinical-stage immunotherapy company with a limited operating history. We incurred net losses attributable to common stockholders of $11.3 million and $20.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated loss of $363.9 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

•
continue to conduct our ongoing Phase 1 trial of HPN217 for the treatment of relapsed, refractory multiple myeloma;
•
continue to conduct our ongoing Phase 1/2 trial of HPN328 for the treatment of small cell lung cancer and other DLL3 expressing tumors;
•
plan for the start up of the Phase 1 study of HPN601 for the treatment of EpCAM expressing tumors;
•
continue the development of our product candidates beyond Phase 1 trials;
•
continue the research and preclinical development of our other product candidates;
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

We have financed our operations to date primarily through payments received under collaboration and licensing agreements and the sale of capital stock, including cash proceeds from our March 2023 Private Placement of Series A Preferred Stock and Warrants, our 2021 follow on offering and sales pursuant to our Sales Agreement with Cantor Fitzgerald. We have devoted a significant portion of our financial resources and efforts to developing our TriTAC, ProTriTAC and TriTAC-XR platforms, identifying potential product candidates, conducting preclinical studies of a variety of product candidates, and preparing for and conducting clinical trials of product candidates. We are in the early stages of development of our product candidates, and we have not completed development and commercialization of any TriTAC, ProTriTAC or TriTAC-XR product candidate.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity or debt financings and upfront and milestone payments, if any, received under our collaborations with AbbVie and any other future licenses or collaborations, together with our existing cash and cash equivalents. In order to accomplish our business objectives and further develop our product pipeline, we will, however, need to seek additional funds. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. For example, in March 2023, we raised $25.0 million in a Private Placement where we sold 25,000 shares of Series A Preferred Stock with rights that are superior to those of our common stockholders and warrants to purchase up to 7,485,762 shares of our common stock; in the event of our voluntary or involuntary liquidation, dissolution or winding up, or the occurrence of a Deemed Liquidation Event (as defined in our certificate of designation), holders of our Series A Preferred Stock then outstanding are entitled to be paid prior to common stock holders. In addition, the possibility of additional issuances may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring, selling or licensing intellectual property rights, which could adversely impact our ability to conduct our business.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates, and their covered subcontractors that perform certain services involving the use or disclosure of individually identifiable health information on their behalf;
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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year and will remain in effect until 2032, unless additional action is taken by Congress.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (CMS) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Risks Related to Our Business Operations

Our 2022 corporate restructuring undertaken to reduce our operating expenses, focus our resources on our clinical pipeline and extend our cash runway may not be successful.

In November 2022, we announced a corporate restructuring designed to reduce operating expenses and focus our resources on our clinical pipeline. In connection with the restructuring plan, our workforce will be reduced by approximately 45%, with the majority of the reductions having taken place at the end of 2022 and remainder to occur in the first half of 2023. We estimate that we will incur costs up to approximately $2.1 million in charges for termination benefits related to the restructuring plan. We paid $1.2 million and $0.5 million for termination benefits for the three months ended March 31, 2023 and December 31, 2022, respectively. Also, as a part of the restructuring, we have initiated activities to reduce our corporate facilities footprint by subletting all of our research labs and associated office and relocating to a smaller facility.

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

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership and, on May 1, 2023, First Republic Bank was placed into receivership.

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

Our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including:

•
economic weakness, including inflation and, increased interest rates, or any effects from a local or global recession or depression that may depress economic conditions for a prolonged period;
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

In November 2021, we appointed a new President and Chief Executive Officer and in October 2022, we appointed a new Chief Medical Officer. Our Chief Financial Officer resigned, effective August 31, 2022. Resignations of executive officers and changes in management may cause disruption in our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. In particular, the loss of key managers and senior scientists could delay our research and development activities. Transitions may also cause uncertainty among investors, employees and others concerning our future direction and performance.

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

As of April 28, 2023, we had 45 full-time employees. In order to progress our development, regulatory and sale and marketing capabilities, we expect to need to, over the long-term, significantly grow the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage any anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to efficiently utilize, recruit and train qualified personnel. Due to our limited financial resources, including recent cost-containment objectives, and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage any expansion of our operations or efficiently utilize, recruit and train qualified personnel. Any future expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage our operations and any growth of our operations could delay the execution of our business plans or disrupt our operations.

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

To date, we have relied on one single-source supplier per product for bulk drug substance, or BDS. The loss of any of our suppliers or their failure to supply us with BDS on a timely basis could cause a delay in our ability to develop the impacted product candidates and adversely affect our business.

We depend on one single-source supplier per product for BDS for our HPN217 and HPN601 programs. We have several suppliers for our HPN328 program. However there can be no assurance that our supply of BDS will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Additionally, we do not have any control over the process or timing of the acquisition or manufacture of materials by our suppliers, and cannot ensure that our suppliers will deliver to us the BDS we order on time, or at all. The loss of BDS provided by our suppliers could require us to change the design of the product candidate development process for the impacted product(s) based on the functions, limitations, features and specifications of the replacement.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2019 at a price of $14.00 per share, the reported low and high sales prices of our common stock through April 28, 2023 have ranged from $0.55 to $25.24, respectively.

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
•
the impact of public health epidemics, such as the COVID-19 pandemic;
•
economic weakness, including inflation, increased interest rates, recent and potential future bank failures, or any effects from a local or global recession or depression that may depress economic conditions for a prolonged period; and

•
other events or factors, many of which are beyond our control.

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

We currently do not meet, and may not regain compliance with the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock currently trades on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC, or Nasdaq, has requirements that a company must meet in order to remain listed on Nasdaq. For example, Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per share of our common stock and a stockholders’ equity minimum of at least $10.0 million. On November 29, 2022, we received a letter from the Listing Qualifications Staff of Nasdaq, or the Nasdaq Staff, notifying us that for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). The notification received had no immediate effect on the listing of our common stock on the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days to regain compliance with the minimum bid price requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. On February 10, 2023, we received a letter from the Nasdaq Staff notifying us that the closing bid price of our common stock had been at $1.00 per share or greater for 10 consecutive business days, from January 27, 2023 to February 9, 2023, and accordingly, we had regained compliance with Nasdaq Listing Rule 5450(a)(1).

On March 29, 2023, we again received a letter from Nasdaq Staff notifying us that the bid price of our common stock had closed below $1.00 per share for the last 30 consecutive business days and we had 180 calendar days to regain compliance with the minimum bid price requirement. If compliance is not regained September 25, 2023, unless Nasdaq Staff exercises its discretion to extend this period, our common stock may be subject to a delisting action by Nasdaq. A reverse stock split may allow us to meet the minimum bid price requirement, but we cannot assure you that a reverse stock split will be approved by our stockholders or that any reverse stock split, if implemented, will be sufficient to enable us to maintain our Nasdaq listing. Additionally, if a reverse stock split is implemented, there can be no assurance that the market price per new share of our common stock following the reverse stock split will remain unchanged or will increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. The liquidity of the shares of our common stock may be affected adversely by any reverse stock split given the reduced number of shares of our common stock that will be outstanding following the reverse stock split. Furthermore, following any reverse stock split, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors.

On March 30, 2023, we received a notification letter from Nasdaq Staff, or the Stockholders’ Equity Notice, indicating that our stockholders’ equity of $5.4 million as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, does not satisfy Nasdaq’s continued listing requirement set forth in Nasdaq Listing Rule 5450(b)(1)(A) to maintain a minimum of $10.0 million in stockholders’ equity. As of March 31, 2023, our stockholders’ equity dropped to $0.7 million. We have 45 calendar days from the date of the Stockholders’ Equity Notice to submit to Nasdaq a plan to regain compliance with Nasdaq Listing Rule 5450(b)(1)(A). We are in the process of reviewing potential actions and responses regarding the non-compliance set forth in the Stockholders’ Equity Notice and currently anticipate timely submitting a plan to Nasdaq. If that plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from March 30, 2023 for us to provide evidence of compliance. If the plan is not accepted or we are not granted an extension, we will then consider actions appropriate to the circumstances, which may include applicable appeals to a Nasdaq Listing Qualifications Panel.

If our common stock is delisted from Nasdaq, as a result of our failure to comply with either the minimum bid price requirement or the stockholders’ equity requirement, as a result of Nasdaq not granting us an extension or the panel not granting us a favorable decision, or due to our failure to continue to comply with any other requirement for continued listing on Nasdaq, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease. It may be difficult for us to raise additional capital if we are not listed on a national exchange.

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

In March 2023, we raised $25.0 million in additional capital through a Private Placement pursuant to which we sold 25,000 shares of Series A Preferred Stock and warrants to purchase up to an aggregate of 7,485,762 shares of common stock to investors. We are required to redeem the Series A Preferred Stock at certain specified times and upon the occurrence of certain specified events, including upon the receipt of proceeds in connection with certain strategic transactions, at the applicable redemption price set forth in the certificate of designation of the Series A Preferred Stock, or the Certificates of Designation. Upon liquidation, dissolution or winding up of our company, the holders of Series A Preferred Stock will be entitled to receive, in preference to the holders of any other capital stock, an amount per share equal to the greater of (i) $1,000 multiplied by 3.5 (or 4.5 from and after the 18 month anniversary of the closing of the Private Placement) plus accrued and unpaid dividends thereon, if any, and (ii) the amount a holder of Series A Preferred Stock would have been entitled to receive had such holder exchanged the share of Series A Preferred Stock for a number of shares of common stock equal to (x) 1,000 plus all accrued but unpaid dividends, divided by (y) the “Minimum Price” as defined in Nasdaq Rule 5635(d). Additionally, as long as there is at least 2,500 shares of Series A Preferred Stock outstanding, unless we have received the consent of the Requisite Holders (as defined in the Certificate of Designation), we are prohibited from taking certain actions, including, among other things, subject to certain exceptions, authorizing or issuing any securities senior to the Series A Preferred Stock, actions that would impede our ability to make required redemptions of the Series A Preferred Stock, incur indebtedness, transfer or license certain assets, and redeem or repurchase shares of our capital stock. In addition, holders of the Series A Preferred Stock are entitled to receive, when, as, and if declared by our board of directors, dividends that accrue on a day-to-day basis until paid at a rate of 8.000% per year on the stated value of $1,000 per share of Series A Preferred Stock, and unless full cumulative dividends have been paid, we may not declare or pay any dividends on any junior securities, including our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of April 28, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 17.2% of our outstanding voting common stock, and approximately 77% of our outstanding Series A Preferred Stock. While these stockholders collectively own less than a majority of our voting stock, these stockholders will nevertheless continue to have significant influence over matters requiring stockholder approval. Therefore, these stockholders will have the ability to influence us through this ownership position. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. Additionally, holders of our Series A Preferred Stock have consent rights with respect to certain actions, limiting our ability to enter into certain change in control, liquidation or licensing transactions, or incur indebtedness without their approval. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In addition, in the future, we may issue shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement or otherwise. Any such issuance, including pursuant to our Sales Agreement with Cantor Fitzgerald, could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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
•
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
•
provide that the members of our board of directors may only be removed for cause;
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

General Risk Factors

Adverse developments affecting the financial services industry may have adverse consequences on our business, financial condition and stock price.

We maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38800	3.1	8/5/2019

3.2	Certificate of Designation of Preferences, Rights and Limitations of 8.000% Series A Redeemable Preferred Stock	8-K	001-38800	3.1	3/27/2023

3.3	Amended and Restated Bylaws of the Registrant	8-K	001-38800	3.2	2/13/2019

4.1	Form of Common Stock Purchase Warrant	8-K	001-38800	4.2	3/27/2023

4.2	Registration Rights Agreement by and among the Registrant and the investors named therein, dated as of March 22, 2023	8-K	001-38800	10.2	3/27/2023

10.1+	Separation Agreement by and between Holger Wesche and the Registrant, dated as of January 31, 2023	10-K	001-38800	10.26	3/27/2023

10.2	Securities Purchase Agreement by and among the Registrant and the purchasers named therein, dated as of March 22, 2023	8-K	001-38800	10.1	3/27/2023

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Definition Linkbase Document

101.DEF	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Date: May 11, 2023

HARPOON THERAPEUTICS, INC.

By:	/s/ Julie Eastland
Julie Eastland President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank Lanza
Frank Lanza
Corporate Controller (Principal Financial & Accounting Officer)