Form 10-Q
period 2023-06-30
Harpoon Therapeutics, Inc.
filed 2023-08-09
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-38800

Harpoon Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3458693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

611 Gateway Boulevard, Suite 400

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

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of July 31, 2023 was 38,771,502.

HARPOON THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

TABLE OF CONTENTS

PART II. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the timing of the initiation, progress, safety profiles, expected results and any winddowns of our preclinical studies, clinical trials and our research and development programs, including the timing of delivery of data set to AbbVie, as affected by various factors, including patient enrollment, rate of dose escalation, adverse events, and available drug supply;
•
our ability to advance product candidates into, and successfully complete, preclinical studies and clinical trials;
•
our estimates regarding expenses, capital sufficiency and requirements and needs for additional financing and our ability to obtain additional capital;
•
the timing or likelihood of regulatory filings and approvals;
•
our ability to regain compliance with the listing requirements of, and remain listed on, Nasdaq;
•
the commercialization of our product candidates, if approved;
•
the pricing, coverage, and reimbursement of our product candidates, if approved;
•
the implementation of our business model, strategic plans for our business and product candidates;
•
the potential benefits of our recent corporate restructuring and cost reduction initiatives;
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
•
our financial performance;
•
the effects on our operations of general political and economic conditions, including any health pandemic, current or anticipated military conflicts or other geopolitical events, economic slowdowns, recessions or market corrections, inflationary pressures, rising interest rates and tightening of credit markets; and
•
developments relating to our competitors and our industry, including competing therapies.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARPOON THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$32,797	$51,614
Short-term marketable securities	12,758	1,498
Prepaid expenses and other current assets	3,512	1,615
Total current assets	49,067	54,727
Property and equipment, net	3,672	7,237
Operating lease right-of-use asset	9,295	10,854
Other assets	1,165	911
Total assets	$63,199	$73,729
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,627	$4,712
Accrued liabilities	14,384	14,361
Deferred revenue, current	4,448	30,937
Operating lease liabilities, current	2,875	2,423
Total current liabilities	25,334	52,433
Deferred revenue, noncurrent	—	2,314
Operating lease liabilities, net of current portion	12,291	13,583
Embedded redemption liability	15,795	—
Series A mandatorily redeemable preferred stock	6,781	—
Total liabilities	60,201	68,330
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2023 and December 31, 2022; 37,972,630 shares and 35,786,684 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	365,790	357,921
Accumulated other comprehensive income (loss)	5	(3)
Accumulated deficit	(362,801)	(352,523)
Total stockholders' equity	2,998	5,399
Total liabilities and stockholders' equity	$63,199	$73,729

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Collaboration and license revenue	$20,221	$8,303	$28,804	$14,209
Total revenue	20,221	8,303	28,804	14,209
Operating expenses
Research and development	12,196	20,651	27,359	41,469
General and administrative	3,803	5,063	7,988	10,464
Impairment of long-lived assets	1,729	—	1,729	—
Total operating expenses	17,728	25,714	37,076	51,933
Income (loss) from operations	2,493	(17,411)	(8,272)	(37,724)
Interest income, net	615	104	1,040	144
Interest expense	(1,560)	—	(1,698)	—
Other expense, net	(488)	(44)	(1,347)	(92)
Net income (loss) attributable to common stockholders	1,061	(17,351)	(10,277)	(37,672)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	5	32	8	(9)
Comprehensive income (loss)	$1,066	$(17,319)	$(10,269)	$(37,681)
Net income (loss) attributable to common stockholders per share, basic	$0.03	$(0.53)	$(0.28)	$(1.14)
Net income (loss) attributable to common stockholders per share, diluted	$0.03	$(0.53)	$(0.28)	$(1.14)
Weighted-average shares used in computing net income (loss) per share, basic	37,671,883	33,036,873	37,321,992	32,958,711
Weighted-average shares used in computing net income (loss) per share, diluted	37,972,990	33,036,873	37,321,992	32,958,711

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	35,786,684	$4	$357,921	$(3)	$(352,523)	$5,399
Issuance of common stock under equity incentive plan	148,252	—	93	—	—	93
Issuance of common stock warrants in connection with the sale of Series A mandatorily redeemable preferred stock, net of issuance cost of $194	—	—	3,790	—	—	3,790
Issuance of common stock pursuant to ATM facility, net of issuance costs of $51	1,660,851	—	1,525	—	—	1,525
Stock-based compensation	—	—	1,133	—	—	1,133
Net loss	—	—	—	—	(11,338)	(11,338)
Unrealized gain on marketable securities	—	—	—	3	—	3
Balances at March 31, 2023	37,595,787	4	364,462	—	(363,861)	604
Issuance of common stock pursuant to ATM facility, net of issuance costs of $10	376,843	—	263	—	—	263
Stock-based compensation	—	—	1,065	—	—	1,065
Net income	—	—	—	—	1,061	1,061
Unrealized gain on marketable securities	—	—	—	5	—	5
Balances at June 30, 2023	37,972,630	$4	$365,790	$5	$(362,801)	$2,998

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	32,765,788	$4	$342,905	$(47)	$(284,792)	$58,070
Issuance of common stock under equity incentive plans including exercise of stock options	309,905	—	830	—	—	830
Vesting of early exercisable stock options	1,728	—	3	—	—	3
Stock-based compensation	—	—	2,843	—	—	2,843
Vesting of Founder's shares		—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Net loss	—	—	—	—	(20,321)	(20,321)
Unrealized loss on marketable securities	—	—	—	(41)	—	(41)
Balances at March 31, 2022	33,077,421	4	346,581	(88)	(305,113)	41,384
Issuance of common stock under equity incentive plans including exercise of stock options	26,163	—	53	—	—	53
Vesting of early exercisable stock options	1,728	—	3	—	—	3
Stock-based compensation	—	—	2,521	—	—	2,521
Net loss	—	—	—	—	(17,351)	(17,351)
Unrealized gain on marketable securities	—	—	—	32		32
Balances at June 30, 2022	33,105,312	$4	349,158	$(56)	$(322,464)	$26,642

HARPOON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss attributable to common stockholders	$(10,277)	$(37,672)
Adjustments to reconcile net loss attributable to common stockholders to net cash provided by (used in) operating activities
Stock-based compensation expense	2,198	5,364
Depreciation and amortization	1,032	1,152
Non-cash lease expense	641	329
Loss on sale and disposal of fixed assets	444	—
Impairment of long-lived assets	1,729	—
Change in fair value of embedded redemption liability	250	—
Issuance cost for Series A Preferred Stock	1,085	—
Accretion of redemption value discount	1,698	—
Net amortization of (discounts) and premiums on marketable securities	(36)	446
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,898)	(1,287)
Other assets	132	(10)
Accounts payable	(1,376)	125
Accrued liabilities	(440)	(290)
Deferred revenue	(28,804)	(14,209)
Operating lease liabilities	(840)	(789)
Net cash used in operating activities	(34,462)	(46,841)
Cash flows from investing activities
Purchases of property and equipment	—	(53)
Purchases of marketable securities	(12,714)	(11,509)
Maturities of marketable securities	1,500	81,402
Proceeds from sale of equipment	1,279	—
Net cash (used in) provided by investing activities	(9,935)	69,840
Cash flows from financing activities
Proceeds from issuance of Series A Preferred Stock, net of issuance cost	23,900	—
Payments of deferred issuance costs	(201)	—
Proceeds from issuance of common stock, net of issuance cost	1,788	—
Proceeds from issuance of common stock in connection with employee benefit plans	93	882
Net cash provided by financing activities	25,580	882
Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,817)	23,881
Cash, cash equivalents, and restricted cash at beginning of period	52,287	45,360
Cash, cash equivalents, and restricted cash at end of period	$33,470	$69,241
Supplemental disclosures of non-cash investing and financing information
Accrued issuance cost in the Series A Preferred Stock liability	$290	$—
Deferred issuance costs included in accounts payable and accrued liabilities	$184	$—
Purchases of property and equipment included in accrued liabilities and accounts payable	$—	$98
Reclassification of employee stock liability to equity upon vesting	$—	$6

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

Liquidity

Since inception, the Company has incurred significant losses and has negative cash flows from operations. As of June 30, 2023, the Company had an accumulated deficit of $362.8 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

In March 2023, the Company sold and issued (i) 25,000 shares of the 8.000% Series A mandatorily redeemable preferred stock, par value $0.0001 per share (“Series A Preferred Stock”), and (ii) warrants to purchase up to an aggregate of 7,485,762 shares of the Company’s common stock (the “Warrants”). The shares of Series A Preferred Stock and accompanying Warrants were sold at a purchase price of $1,000 per share of Series A Preferred Stock. The total gross proceeds received from the sale of the Series A Preferred Stock and Warrants in the Private Placement were $25.0 million, which does not include any proceeds that may be received upon exercise of the Warrants. As of June 30, 2023, there were 7,485,762 warrants issued and outstanding, each exercisable for one share of common stock at price of $0.978885 per share and no warrants had been exercised.

On November 14, 2022, the Company announced a corporate restructuring designed to reduce operating expenses and align the Company's core activities with its focused clinical programs that are expected to drive long-term growth. This restructuring reflects the Company's ongoing plans to focus its resources on its clinical programs, including: HPN217, B-cell maturation antigen, ("BCMA"), HPN328, Delta-like canonical Notch ligand 3 or ("DLL3"), and future clinical programs such as HPN601, epithelial cell adhesion molecule ("EpCAM”). The restructuring was completed in June 2023. For the six months ended June 30, 2023 and the year ended December 31, 2022, the Company paid $1.4 million and $0.5 million, respectively, in employee termination benefits.

In June 2023, the Company reduced its corporate facilities footprint by subletting all of its Cove Lease (as defined below) research labs and associated office space.

As of June 30, 2023, the Company had cash, cash equivalents and short-term marketable securities of $45.6 million, which is available to fund future operations. The Company believes as of June 30, 2023 that its cash, cash equivalents, and short-term marketable securities, combined with cost savings from its restructuring plan provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed financial statements.

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

Updates to Significant Accounting Policies

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19 and ASU 2019-04 (collectively, “2016-13”). There was no material impact to the Company’s financial statements upon adoption.

Available-for-Sale Securities

The Company is exposed to credit losses through its investments in available-for-sale securities ("AFS"). An investment is impaired if the fair value of the investment is less than its amortized cost basis. The Company reviews each impaired AFS security held in its portfolio to determine whether the decline in fair value below its amortized cost basis is the result of credit losses or other factors. An allowance for credit losses is to be recorded as a charge to net income (loss) attributable to common stockholders in an amount equal to the difference between the impaired security’s amortized cost basis and the amount expected to be collected over the lifetime of security, limited by the amount that the fair value is less than its amortized cost basis. Any remaining difference between its amortized cost basis and fair value is deemed not to be due to expected credit losses and is recorded as a component of accumulated other comprehensive income (loss).

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

As of June 30, 2023, the Company did not identify indicators of a decline in credit quality for the AFS held. The Company's AFS held at December 31, 2022 matured during the six months ended June 30, 2023 at full face value and all proceeds were received.

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

As of June 30, 2023 and December 31, 2022, the Company classified $0.7 million as restricted cash related to a letter of credit established for an operating lease entered into in August 2018 and as collateral related to a security deposit for an operating lease entered into in October 2021. The restricted cash is classified in “Other assets” in the unaudited condensed balance sheets. See Note 6 Commitments and Contingencies to our unaudited condensed financial statements included elsewhere in this report for more information.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed balance sheets.

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Balance Sheets
Cash and cash equivalents	$32,797	$51,614
Restricted cash (included in other assets)	673	673
Total cash, cash equivalents and restricted cash	$33,470	$52,287

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

The Company periodically evaluates its available-for-sale marketable debt securities for impairment. When the fair value of a marketable debt security is below its amortized cost, the amortized cost is reduced to its fair value if it is more likely than not that the Company is required to sell the impaired security before recovery of its amortized cost basis, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in other income (expense), net on the unaudited condensed statements of operations and comprehensive loss. Impairment losses that are not credit-related are included in accumulated other comprehensive income (loss) in stockholders’ equity.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets or group of assets may not be fully recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying amount of the assets, the Company reduces the carrying amount of the assets through an impairment charge to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. For the three months ended June 30, 2023, the Company recorded non-cash impairment charges of $0.9 million to right-of-use assets associated with the Cove Lease and $0.8 million to leasehold improvements related to the Cove Lease to reduce their carrying values to their fair values using a discounted cash flow approach.

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

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities.

Diluted net income per share attributable to common stockholders is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period, with consideration of potentially dilutive securities. See Note 10 Net Income (Loss) Per Share Attributable to Common Stockholders for more information.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) attributable to common stockholders and certain changes in stockholders’ equity that are excluded from net income (loss) attributable to common stockholders, primarily unrealized gains or losses on the Company’s marketable securities.

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

The Company adopted ASU 2016-13 effective January 1, 2023 on a modified retrospective basis. The adoption of ASU 2016-13 did not have a material impact on the Company’s unaudited condensed financial statements.

3. Fair Value Measurement

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$28,334	$28,334	$—	$—
U.S. government securities	3,983	3,983	—	—
Total cash equivalents	32,317	32,317	$—	$—
Short-term marketable securities:
U.S. government securities	$12,757	12,757	—	—
Total cash equivalents and marketable securities	$45,074	$45,074	$—	$—

Liabilities
Embedded redemption liability	15,795	$—	$—	$15,795
Total liabilities	$15,795	$—	$—	$15,795

The Company's Level 3 embedded redemption liability was valued utilizing a probability-weighted cash flow approach, including variables for the timing of the related events and other probability estimates, which are deemed to be Level 3 inputs in the fair value hierarchy. The embedded redemption liability fair value charge was $0.3 million for the three and six months ended June 30, 2023.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$45,963	$45,963	$—	$—
Short-term marketable securities:
U.S. government securities	1,498	—	1,498	—
Total cash equivalents and marketable securities	$47,461	$45,963	$1,498	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2023 and the year ended December 31, 2022.

4. Available-for-Sale Securities

At June 30, 2023, the Company held money market funds and U.S. Treasuries as cash equivalents and short-term marketable securities. All marketable securities were considered available-for-sale at June 30, 2023. As of June 30, 2023, no indicators of a decline in credit quality was noted for the money market funds, U.S. Treasuries and short-term marketable securities. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each unaudited condensed balance sheets date are summarized in the tables below:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$28,334	$—	$—	$—	$28,334
U.S. government securities	3,982	1	—	—	3,983
Total cash equivalents	32,316	1	—	—	32,317
Short-term marketable securities:
U.S. government securities	12,752	5	—	—	12,757
Total short-term marketable securities	12,752	5	—	—	12,757
Total	$45,068	$6	$—	$—	$45,074

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$45,963	$—	$—	$45,963
Total cash equivalents	45,963	—	—	45,963
Short-term marketable securities:
U.S. government securities	1,501	—	(3)	1,498
Total short-term marketable securities	1,501	—	(3)	1,498
Total	$47,464	$—	$(3)	$47,461

As of December 31, 2022, unrealized losses on investments were not material and were not the result of a decline in credit quality. Unrealized losses are generally due to interest rate fluctuations, as opposed to declines in credit quality. All investments held at December 31, 2022 matured at par value.

Accrued interest receivable was $0.2 million as of June 30, 2023 and was recorded in prepaid expenses and other current assets. As of June 30, 2023, all short-term marketable securities held mature within one year.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Leasehold improvements	$3,625	$8,872
Computer equipment and software	91	91
Furniture and fixtures	47	585
Laboratory equipment	—	6,232
	3,763	15,780
Less: Accumulated depreciation and amortization	(91)	(8,543)
Total property and equipment, net	$3,672	$7,237

Depreciation and amortization expense for property and equipment amounted to $0.4 million and $1.0 million and $0.6 million and $1.2 million for each of the three and six months ended June 30, 2023 and June 30, 2022, respectively. Loss on sale and disposal of fixed assets was $0.4 million for the six months ended June 30, 2023.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Accrued research and development	$10,336	$8,569
Accrued personnel costs	3,167	4,760
Accrued professional and consulting fees	788	896
Other	93	136
Total accrued liabilities	$14,384	$14,361

6. Commitments and Contingencies

Leases

In August 2018, the Company entered into a lease agreement for the office and laboratory space in South San Francisco, California (the “Cove Lease”). The lease commencement date was July 1, 2019, at which time the Company took occupancy. The Cove Lease includes an option to renew, exercisable at the Company’s sole discretion, with a renewal term for an additional period of eight years. Therefore, the operating lease right-of-use asset and lease liabilities on the unaudited condensed balance sheets only contemplate the initial lease term. The Cove Lease qualifies as an operating lease. In June 2023, the Company entered into a lease assignment agreement to sublease the Cove Lease office and laboratory space, vacated the space and moved into the Gateway Lease (as defined below) office space. The Company did not receive sublease income for the three and six months ended June 30, 2023. As of June 30, 2023, the Company's total minimum rentals to be received in the future under noncancelable subleases are $9.4 million. See Note 8 Restructuring and Impairment for more information.

In October 2021, the Company entered into a lease agreement for office space in South San Francisco, California (the “Gateway Lease”). The Gateway Lease commencement date was December 19, 2022, at which time the Company obtained control, gained physical access and was able to occupy. The Gateway Lease does not contain a renewal option. Therefore, the right-of-use asset and lease liabilities on the unaudited condensed balance sheets only contemplate the initial lease term through March 31, 2028. The Gateway Lease qualifies as an operating lease.

The following table summarizes the presentation in the Company’s unaudited condensed balance sheets of its operating lease (in thousands):

As of June 30, 2023
Assets:
Operating lease right-of-use assets	$9,295
Liabilities
Operating lease liabilities	$2,875
Operating lease liabilities, net of current portion	12,291
Total operating lease liabilities	$15,166

The Company incurred $0.2 million in variable lease costs for each of the three months ended June 30, 2023 and June 30, 2022. The Company incurred $0.3 million in variable lease costs for the six months ended June 30, 2023 and $0.4 million for the six months ended June 30, 2022.

Future minimum lease payments as of June 30, 2023 are as follows (in thousands):

Operating Lease Commitments
Remainder of 2023	$2,072
2024	4,223
2025	4,348
2026	4,477
2027	2,775
2028 and thereafter	381
Total future minimum lease payments	18,276
Less imputed interest	(3,110)
Total	$15,166

As of June 30, 2023, the weighted average remaining lease term was 4.3 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.32%.

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

The transaction price of $80.0 million relates to a single unit of accounting. The initial development activities are considered a single unit of accounting. The Company recognizes revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the delivery of the HPN217 Opt-in report. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. In June 2023, the Company announced it had completed planned patient enrollment in the Phase 1 clinical trial and had agreed with AbbVie on the patient follow up time required to collect and compile the Opt-in report data. As a result, the prior estimate of delivering the Opt-in report was accelerated and the Company noted a change in the measurement of performance obligation based on remaining efforts around collecting and analyzing the data from the Phase 1 clinical trial and delivering the Opt-in report to AbbVie in order for AbbVie to make a decision on whether it will exercise its option to a worldwide, exclusive license. In the three months ended June 30, 2023, the Company realized additional deferred revenue of $4.2 million from the change in estimate.

The Company recognized $10.4 million and $8.3 million of revenue for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $17.2 million and $14.2 million of revenue for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company's balance of deferred revenue was $4.5 million, all of which was classified as short-term deferred revenue, in the accompanying unaudited condensed balance sheets.

As of June 30, 2023, the Company will recognize royalty revenue in the period of sale of the related products, if any, based on the underlying contract terms. No such amounts were recognized for the six months ended June 30, 2023 and 2022.

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

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019. The Company allocates $10.0 million to each additional target selected. The company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of June 30, 2023, the Company determined that a transaction price of $20.0 million was still appropriate and that the Company had completed the performance obligation for the two additional targets. As such, the entire $20.0 million was recognized. The Company recognized $9.9 million and zero million in revenue for the three months ended June 30, 2023 and June 30, 2022, respectively. The Company recognized $11.6 million and zero revenue for the six months ended June 30, 2023 and June 30, 2022, respectively.

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

As of June 30, 2023, the Company had not recognized or earned any milestone payments under the Original Collaboration or Restated Collaboration Agreement including the First Amendment. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized for the six months ended June 30, 2023 and 2022. As of June 30, 2023, the Company had no deferred revenue balance under the Restated Collaboration Agreement.

Collaboration and License Revenue

For the three and six months ended June 30, 2023 and June 30, 2022, collaboration and license revenue in the accompanying unaudited condensed statements of operations and comprehensive income (loss) is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Collaboration and License Revenue	2023	2022	2023	2022
	(in thousands)		(in thousands)
AbbVie Restated Collaboration Agreement	$9,870	$—	$11,599	$—
AbbVie Development and Option Agreement	10,351	8,303	17,205	14,209
Total collaboration and license revenue	$20,221	$8,303	$28,804	$14,209

8. Restructuring and Impairment

In November 2022, the Company's Board approved a corporate restructuring. The restructuring resulted in a reduction in workforce designed to reduce operating expenses and focus the Company’s resources on its clinical programs. The restructuring was completed in June 2023. For the six months ended June 30, 2023 and the year ended December 31, 2022, the Company paid $1.4 million and $0.5 million, respectively, in employee termination benefits.

As part of the restructuring plan, the Company initiated activities to reduce its corporate facilities footprint. In June 2023, the Company sublet the Cove Lease research labs and associated offices and relocated to offices at the Gateway Lease. The Company performed an analysis of the resulting net sublease cash flows and carrying value of the Cove Lease right-of-use assets and the leasehold improvements assets. For the three months ended June 30, 2023, the Company recorded non-cash impairment charges of $0.9 million to the Cove Lease right-of-use assets and $0.8 million to the Cove Lease leasehold improvements reducing their carrying values to their fair values based on a discounted cash flow approach. This fair value measurement is based on significant inputs not observable in the market (i.e., a market participant discount rate) and, therefore, represents a Level 3 measurement.

For the three months ended June 30, 2023, the Company recorded a loss of $0.4 million on the sale and disposal of fixed assets.

9. Equity

Incentive Plans

Stock Option Activity

As of June 30, 2023, there were 2,989,829 shares reserved by the Company to grant under its 2019 Equity Incentive Plan (the “2019 Plan”).

The following summarizes option activity under the Company’s 2019 Plan and 2015 Equity Incentive Plan (the “2015 Plan”):

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2022	6,430,946	$5.62	7.60	$306
Options granted	2,263,379	0.80
Options exercised	—	—
Options cancelled	(1,261,121)	7.22
Balance as of June 30, 2023	7,433,204	$3.89	7.87	$393
Exercisable as of June 30, 2023	3,227,748	$6.40	6.11	$126

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

During the six months ended June 30, 2023 and June 30, 2022, the estimated weighted-average grant-date fair value of the stock options vested was $4.51 and $5.25 per share, respectively, and the estimated weighted-average grant-date fair value of stock options granted was $1.44 and $3.18 per share, respectively.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term (years)	5.89	6.02
Expected volatility	90.14%	80.76%
Risk-free interest rate	3.54%	1.67%
Expected dividend yield	0%	0%

Total stock-based compensation was as follows:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Operating Expenses
Research and development	$534	$1,233
General and administrative	531	1,271
Total stock-based compensation	$1,065	$2,503

Stock-based compensation related to non-employee awards, which is included in the table above, was not material for both three months ended June 30, 2023 and 2022.

2019 Employee Stock Purchase Plan

The Board adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) in January 2019, which became effective upon the closing of the Company’s IPO in February 2019. The 2019 ESPP initially reserved 250,000 shares of common stock for employee purchases under terms and provisions established by the Board. The 2019 ESPP evergreen provision provides that the number of shares reserved and available for issuance under the 2019 ESPP will automatically increase January 1st of, each year for a period of up to ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (ii) 750,000 shares of the Company's common stock or (iii) such lesser number of shares of common stock as determined by the Board. In January 2023, common stock available for issuance under the 2019 ESPP was increased by approximately 358,000 shares as a result of this evergreen provision. The Company issued 148,252 shares under the 2019 ESPP during the three and six months ended June 30, 2023. The Company has approximately 927,000 shares reserved for future issuance as of June 30, 2023.

Series A Preferred Stock and Warrants

On March 22, 2023, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell and issue shares of the Series A Preferred Stock and Warrants in a Private Placement transaction.

At the closing of the Private Placement on March 22, 2023 (the “Closing”), the Company sold and issued (i) 25,000 shares of Series A Preferred Stock and (ii) Warrants to purchase up to an aggregate of 7,485,762 shares of the Company’s common stock. The shares of Series A Preferred Stock and accompanying Warrants were sold at a purchase price of $1,000 per share of Series A Preferred Stock. The Warrants are exercisable immediately, will remain exercisable for a period of eight years following the date of issuance and have an exercise price of $0.978885 per share. As of June 30, 2023, there were 7,485,762 warrants, each exercisable for one share of common stock at price of $0.978885 per share, and no warrants had been exercised. The total gross proceeds to the Company from the sale of the Series A Preferred Stock and Warrants in the Private Placement were $25.0 million, which excludes $1.3 million in offering costs and any proceeds that may be received upon exercise of the Warrants.

The Series A Preferred Stock is non-voting stock. Some of the holders of the Series A Preferred Stock are considered related parties which the disinterested members of the Board reviewed and approved in accordance with the Company's related-person transaction policy. Holders of Series A Preferred Stock shall be entitled to receive dividends that accrue on a day-to-day basis until paid at a rate of 8.000% per year on the stated value of $1,000 per share of Series A Preferred Stock. Such dividends shall be payable when declared by the Board, or paid in connection with redemption or other relevant event regardless of whether a dividend has been declared by the Board. As of June 30, 2023 and through the issuance date of these accompanying unaudited condensed financial statements, the Board had not declared a dividend.

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

Accordingly, the proceeds received from the sale of the Series A Preferred Stock and Warrants were attributed to each of the instruments. The Company recorded the Series A Preferred Stock at a value of $5.1 million, which was recorded as a non-current liability, net of $0.3 million allocated issuance costs, on the unaudited condensed balance sheets. The Company recorded the embedded redemption liability of $15.5 million as a non-current liability on the unaudited condensed balance sheets. The issuance costs of $0.7 million attributable to the embedded redemption liability was charged to other expense, net on the unaudited condensed statements of operations and comprehensive loss. Subsequent remeasurement of the embedded redemption liability is determined by a valuation analysis each reporting period using fair value accounting Level 3 inputs developed on the then existing facts and circumstances. The Company records the remeasurement charge as other expense, net on the unaudited condensed statements of operations and comprehensive loss. The Company recorded a remeasurement charge of $0.3 million as other expense, net for the six months ended June 30, 2023. As of June 30, 2023, the Company embedded redemption liability was $15.8 million.

The Company's Series A Preferred Stock will be accreted to the estimated redemption value using the effective interest method through the Anniversary Based Redemption Date, with the changes in the carrying amount, including the accrual of dividends, recorded as interest expense on the unaudited condensed statements of operations and comprehensive loss.

Interest expense of $1.6 million and $1.7 million from the periodic accretion to the redemption value was recorded for the three and six months ended June 30, 2023, respectively.

Warrants

As of the Closing, the Company determined that the Warrants were equity instruments and $4.1 million relative fair value was attributed to the Warrants of the $25.0 million proceeds from the sale of the Series A Preferred Stock and Warrants. The Warrants value of $3.9 million was recorded as additional paid-in capital, net of $0.2 million of allocated issuance costs, on the unaudited condensed balance sheets.

As of June 30, 2023, there were 7,485,762 warrants, each exercisable for one share of common stock at price of $0.978885 per share and no warrants had been exercised.

Common Stock

In March 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement ("Sales Agreement"), with Cantor Fitzgerald & Co. ("Cantor Fitzgerald"), under which the Company may offer and sell, from time to time at its sole discretion through Cantor Fitzgerald, as its sales agent, shares of the Company's common stock having an aggregate offering price of up to $75.0 million. The Company filed a shelf registration statement on Form S-3 with the SEC, which will permit the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $250.0 million of our securities, of which approximately $8.5 million of common stock may be issued and sold pursuant to the Sales Agreement.

During the three and six months ended June 30, 2023, the Company sold 376,843 and 2,037,621 shares under the Sales Agreement for total net proceeds of approximately $0.4 million and $1.9 million, respectively. The Company did not sell any shares of common stock under the Sales Agreement during the three and six months ended June 30, 2022. As of June 30, 2023, the Company had sold a total of 4,921,956 shares of its common stock under the Sales Agreement, resulting in aggregate net proceeds of approximately $13.1 million.

10. Net Income (Loss) Per Share Attributable to Common Stockholders

The Company calculates basic net income (loss) per share attributable to common stockholders by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding plus potentially dilutive common stock equivalents outstanding during the period using the treasury stock method, if dilutive. For the purposes of this calculation, warrants, stock options, restricted stock units and stock sold through the Company’s employee stock purchase plan are considered common stock equivalents.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) attributable to common stockholders per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders - basic	$1,061	$(17,351)	$(10,277)	$(37,672)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	37,671,883	$33,036,873	37,321,992	32,958,711
Potential dilutive stock-based options and awards	301,107	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	37,972,990	33,036,873	37,321,992	32,958,711
Net income (loss) attributable to common stockholders per share, basic	$0.03	$(0.53)	$(0.28)	$(1.14)
Net income (loss) attributable to common stockholders per share, diluted	$0.03	$(0.53)	$(0.28)	$(1.14)

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for the periods presented due to their anti-dilutive effect:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Common stock options issued and outstanding	7,183,769	7,157,447	7,484,877	7,157,447
Warrants to purchase shares of common stock	7,485,762	—	7,485,762	—
Early exercised stock options subject to future vesting	—	1,152	—	1,152
Total	14,669,531	7,158,599	14,970,639	7,158,599

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

HPN217

In January 2021, HPN217 received orphan drug designation for the treatment of multiple myeloma. In March 2022, HPN217 was granted fast track designation for the treatment of relapsed, refractory multiple myeloma.

In December 2022, we announced the interim results of ongoing Phase 1 clinical trial of HPN217. As of the October 17, 2022 data cut-off date, 62 patients had been treated across fixed and step doses up to 2.86 mg/week in fixed dosing cohorts and 24 mg/week target dose in step dosing cohorts. Enrolled patients had a median of 6 prior therapies. The most frequent treatment-emergent adverse events, or TEAEs, occurring in greater than 15% were anemia (44%), fatigue (32%), and transient cytokine release syndrome or CRS (27%). No grade 3 or higher CRS was reported in this patient population as of the October 17, 2022 data cut-off date. Two DLTs, of reversible transaminitis were reported at a fixed dose of 2.86 mg was reported. A maximum tolerated dose, or MTD, has not been reached at the target dose in step dosing regimens. Following our results announced at ASH in December 2022, one patient experienced Grade 3 CRS and Grade 1 Immune Effector Cell Associated Neurotoxicity, or ICANS, which was followed by a post-traumatic Grade 5 subdural hematoma. Overall, a well-tolerated safety profile continues to emerge, with low incidence of CRS across the patient population studied to date.

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

In June 2023, we announced the completion of planned enrollment in the Phase 1 dose escalation trial. An abstract detailing the 12mg cohort from the Phase 1 trial has been accepted for poster presentation at the 30th International Myeloma Society (IMS) Annual Meeting, being held September 27-30, 2023 in Athens. Presentation of the full Phase 1 data set, including 24mg cohorts, is expected by the end of 2023.

HPN217 is covered by a global Development and Option Agreement with AbbVie. HPN217 targets B-cell maturation antigen, or BCMA, a well-validated target expressed on multiple myeloma cells. Harpoon is responsible for conducting the Phase 1 dose escalation study and delivering a data set to AbbVie. Under the agreement with AbbVie, we are eligible to receive future payments totaling up to $430 million upon AbbVie’s exercise of an exclusive license option and achievement of certain development, regulatory, and commercial milestones, in addition to royalties on commercial sales. We anticipate delivery of the Phase 1 trial data set to AbbVie by the end of 2023.

HPN328

We are currently enrolling patients in a Phase 1/2 clinical trial, HPN328, for the treatment of small cell lung cancer, or SCLC, and other tumors associated with DLL3 expression. Dose escalation is ongoing in monotherapy cohorts of HPN328 and enrollment in combination cohorts with atezolizumab (Tecentriq®) for the treatment of patients with SCLC is planned to commence in Q3 2023. The MTD, which has not yet been reached.

In March 2022, we received orphan drug designation for the treatment of SCLC.

In April 2022, we entered into a Master Clinical Supply Agreement with F. Hoffmann-La Roche Ltd, or Roche, for the supply of atezolizumab (Tecentriq®) in combination with HPN328 for the treatment of patients with SCLC. Under this agreement, we are the sponsor of the anticipated clinical trials, and Roche will supply atezolizumab.

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

In December 2022, we lowered the priming dose to 1mg and excluded patients requiring oxygen prior to dosing after we reported two events of Grade 3 CRS in November 2022 following an initial 2mg priming dose of HPN328.

Phase 1/2 dose and schedule optimization in monotherapy cohorts enrolling at 12mg and 24mg target doses is ongoing. Early observations in the monotherapy cohorts included encouraging signs of anti-tumor activity, with confirmed responses per RECIST in patients with SCLC and in patients with other neuroendocrine tumor types. An abstract with interim data has been accepted for poster presentation at the European Society for Medical Oncology (ESMO) being held October 20-24, 2023 in Madrid.

Enrollment in combination therapy cohorts of HPN328 with atezolizumab (Tecentriq®) in patients with SCLC, as part of the Phase 1/2 dose escalation trial, is anticipated to initiate in the third quarter of 2023.

Completion of the Phase 1 monotherapy regimen exploration is expected in the second half of 2023, including the identification of the recommended Phase 2 regimen(s) in the monotherapy setting by the end of 2023.

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

In April 2023 at the American Association for Cancer Research (AACR) annual meeting, we presented two new candidates for IND-enabling studies from the ProTriTAC platform that had been identified against the targets trophoblast cell surface antigen 2 (TROP2) and Integrin-β6 (ITGB6). TROP2 is a glycoprotein that spans the epithelial membrane surface and plays a role in cell self-renewal, proliferation, and transformation. ITGB6 is a protein that is encoded by the ITGB6 gene and are adhesion receptors that function in signaling from the extracellular matrix to the cell.

HPN601

Our first ProTriTAC candidate is currently in preclinical development. HPN601 targets the epithelial cell adhesion molecule, or EpCAM, which is expressed on variety of solid tumors. IND filing timeline to enable a Phase 1 dose exploration study will be dependent on available resources.

TriTAC-XR Platform

In April 2022, we presented preclinical data on TriTAC-XR at the Society for Immunotherapy of Cancer (SITC). The poster presentation demonstrated that TriTAC-XR and its underlying extended-release mechanism represents a new approach to managing CRS, either alone or in combination with other existing CRS-mitigation approaches. The expected safety improvements would enable T cell engagers targeting immune cells to broaden its adoption from oncology to autoimmune and other non-oncology diseases.

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

In November 2022, we announced a corporate restructuring and a reduction in workforce of approximately 45% of our headcount to focus our resources on our clinical pipeline, including HPN217, HPN328 and HPN601. The restructuring was completed in June 2023. We paid $1.4 million and $0.5 million in employee termination benefits for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.

As part of the restructuring, we completed activities to reduce our corporate facilities footprint. In June 2023, we sublet all of our Cove Lease research labs and associated offices at our facility located in South San Francisco and relocated to offices at our Gateway Lease. We recorded a $1.7 million non-cash impairment charge for the three months ended June 30, 2023 related to the office relocation. See Note 8 Restructuring to our unaudited condensed financial statements included elsewhere in this report for more information.

In March 2023, we entered into a Securities Purchase Agreement, or Purchase Agreement. Pursuant to the Purchase Agreement, we sold and issued (i) 25,000 shares of Series A Preferred Stock and (ii) warrants to purchase up to an aggregate of 7,485,762 shares of our Common Stock, or the Warrants. The shares of Series A Preferred Stock and accompanying Warrants were sold at a purchase price of $1,000 per share of Series A Preferred Stock. The total gross proceeds we received from the sale of the Series A Preferred Stock and Warrants in the Private Placement were approximately $25.0 million, which does not include any proceeds that may be received upon exercise of the Warrants. As of June 30, 2023, there were 7,485,762 warrants issued and outstanding, each exercisable for one share of common stock at price of $0.978885 per share and no warrants had been exercised. See Note 9 Equity and Note 10 Net Income (Loss) Per Share Attributable to Common Stockholders to our unaudited condensed financial statements included elsewhere in this report for more information.

Our net income attributable to common stockholders was $1.1 million for the three months ended June 30, 2023. Our net loss attributable to common stockholders was $17.4 million for the three months ended June 30, 2022. As of June 30, 2023, we had an accumulated deficit of $362.8 million. Our primary use of cash is to fund net losses attributable to common stockholders, operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses attributable to common stockholders for the foreseeable future, and we expect our research and development expenses and our general and administrative expenses will continue to increase.

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

From October 2020 through June 30, 2023, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $13.1 million in net proceeds from the sale of shares of our common stock. For the six months ended June 30, 2023, we received an aggregate of approximately $1.9 million in net proceeds from the sale of shares of our common stock under such Sales Agreement.

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

We recognize revenue associated with the performance obligation as the initial development activities are performed using an input method, according to the costs incurred as related to the estimated costs for the development and regulatory activities to be performed through the delivery of the HPN217 Opt-in report. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Such estimates are reviewed by us on a periodic basis and, if necessary, we will adjust the measure of performance and related revenue recognition.

In June 2023, we announced we had completed planned patient enrollment in the Phase 1 clinical trial and had agreed with AbbVie on the patient follow up time required to collect and compile the Opt-in report data. As a result, the estimate of delivering the Opt-in report was accelerated and we noted a change in the measurement of performance obligation based on remaining efforts around collecting and analyzing the data from the Phase 1 clinical trial and delivering the Opt-in report to AbbVie in order for AbbVie to make a decision on whether it will exercise its option to a worldwide, exclusive license. In the three months ended June 30, 2023, we realized additional deferred revenue of $4.2 million from the change in estimate.

Accordingly, of the $30.0 million upfront payment received in 2019 and $50.0 million development milestone received in 2020, $10.4 million and $17.2 million of revenue was recognized for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, we had $4.5 million of deferred revenue under the Development and Option Agreement.

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

We recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. As of June 30, 2023, we determined that a transaction price of $20.0 million was still appropriate and that we had completed the performance obligation for the two additional targets. As such, the entire $20.0 million was recognized. We recognized $9.9 million and zero million in revenue for the three months ended June 30, 2023 and June 30, 2022, respectively. We recognized $11.6 million and zero revenue for the six months ended June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023, we had no deferred revenue balance under the Restated Collaboration Agreement.

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

Financial Operations Overview

Revenue

We have no products approved for commercial sale and have not generated any revenue from product sales. Our collaboration and license revenue to date is related to work performed by us under the Restated Collaboration Agreement and Development and Option Agreement and is recognized when designated research and development services are performed. To date, we have not received any milestone or royalty payments under the Original Collaboration Agreement or the Restated Collaboration Agreement. We expect that any collaboration and license revenue we generate from the Restated Collaboration Agreement and the Development and Option Agreement and any future collaboration partners will fluctuate from period to period as a result of the timing and amount of milestones and other payments. Additionally, for research and development services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use significant judgement. If our estimates or judgments change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

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

Restructuring and Impairment

In June 2023 we completed the restructuring plan, including initiatives to reduce our corporate facilities footprint. In June 2023, we sublet all of our Cove Lease research labs and associated offices and relocated to offices under the Gateway Lease. For the three months ended June 30, 2023, we recorded non-cash impairment charges of $0.9 million to the Cove Lease right-of-use assets and $0.8 million to the Cove Lease leasehold improvements reducing the carrying value to fair value based on a discounted cash flow approach.

Interest Income, net

Interest income, net is primarily comprised of interest income on cash, cash equivalents and marketable securities.

Interest Expense

Interest expense is due to accretion of the redemption value of the Series A Preferred Stock.

Other Expense, net

Other expense, net is primarily comprised of the fair value change in the embedded redemption liability, amortization of deferred equity issuance costs and foreign currency transaction gains or losses related to certain transactions with European third-party vendors.

Results of Operations

Comparison of the Three and Six Months ended June 30, 2023 and 2022

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Change				Change
	2023	2022	($)	(%)	2023	2022	($)	(%)
	(dollars in thousands)				(dollars in thousands)
Revenue:
Collaboration and license revenue	$20,221	$8,303	$11,918	144%	$28,804	$14,209	$14,595	103%
Total revenue	20,221	8,303	11,918	144%	28,804	14,209	14,595	103%
Operating expenses:
Research and development	12,196	20,651	(8,455)	-41%	27,359	41,469	(14,110)	-34%
General and administrative	3,803	5,063	(1,260)	-25%	7,988	10,464	(2,476)	-24%
Impairment of long-lived assets	1,729	—	1,729	*	1,729	—	1,729	*
Total operating expenses	17,728	25,714	(7,986)	-31%	37,076	51,933	(14,857)	-29%
Income (loss) from operations	2,493	(17,411)	(19,904)	-114%	(8,272)	(37,724)	29,452	78%
Interest income, net	615	104	511	492%	1,040	144	896	622%
Interest expense	(1,560)	—	1,560	*	(1,698)	—	(1,698)	*
Other expense, net	(488)	(44)	444	*	(1,347)	(92)	(1,255)	*
Net income (loss) attributable to common stockholders	$1,061	$(17,351)	$18,412	106%	$(10,277)	$(37,672)	$27,395	-73%
* Not meaningful

Revenue

Collaboration and license revenue increased by $11.9 million, or 144%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to a $9.9 million revenue recognized in the second quarter of 2023 for completion of all research and development services performed under the Restated Collaboration Agreement, and a $2.1 million increase in revenue recognized related to the Development and Option Agreement, for research and development services performed.

Collaboration and license revenue increased by $14.6 million, or 103%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to a $11.6 million revenue recognized for research and development services performed under the Restated Collaboration Agreement, and a $3.0 million increase in revenue recognized related to the Development and Option Agreement, for research and development services performed.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Product and clinical development	$4,632	$9,830	$11,070	$18,384
Research and technology services	396	546	863	1,429
Laboratory supplies and equipment	259	696	261	1,247
Pharmacology services	—	76	—	429
Personnel-related	3,500	6,710	8,153	14,427
Facility and other allocated expenses	1,782	2,143	3,858	4,187
Consulting	1,627	650	3,154	1,366
Total research and development expenses	$12,196	$20,651	$27,359	$41,469

Research and development expenses decreased by $8.5 million, or 41%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease was primarily due to a $3.4 million decrease in personnel and research activities associated with the corporate restructuring, a $5.2 million decrease in product and clinical development expense due to the termination and winddown of HPN424 and HPN536 studies, a $0.1 million decrease in pharmacology services and research and technology services due to the termination and winddown of HPN424 and HPN536 studies, and a $0.8 million decrease in laboratory supplies and facility as a result of winddown in research activities associated with the corporate restructuring partially offset by a $1.0 million increase in consulting expenses.

Research and development expenses decreased by $14.1 million, or 34%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease was primarily due to a $6.9 million decrease in personnel and research activities associated with the corporate restructuring, a $7.3 million decrease in product and clinical development expense due to the termination and winddown of HPN424 and HPN536 studies, a $0.4 million decrease in pharmacology services and research and technology services due to the termination and winddown of HPN424 and HPN536 studies, and a $1.3 million decrease in laboratory supplies and equipment as a result of winddown in research activities associated with the corporate restructuring partially offset by a $1.8 million increase in consulting expenses.

General and Administrative

General and administrative expenses decreased by $1.3 million, or 25%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease was primarily due to a $1.0 million decrease in personnel-related expenses attributed primarily to a decrease in stock-based compensation expense, a $0.3 million decrease in legal and consulting fees related to corporate legal and accounting services, and a $0.1 million decrease in marketing costs related to market research, offset by a $0.1 million increase in facility and other allocated expenses.

General and administrative expenses decreased by $2.5 million, or 24%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease was primarily due to a $1.7 million decrease in personnel-related expenses attributed primarily to a decrease in stock-based compensation expense, a $0.8 million decrease in legal and consulting fees related to corporate legal and accounting services, and a $0.3 million decrease in marketing costs related to market research, offset by a $0.3 million increase in facility and other allocated expenses.

Restructuring and Impairment

We initiated activities to reduce our corporate facilities footprint. In June 2023, we sublet all of our Cove Lease research labs and associated offices and relocated to a smaller office under the Gateway Lease. For the three months ended June 30, 2023, we recorded non-cash impairment charges of $0.9 million to the Cove Lease right-of-use assets and $0.8 million to the Cove Lease leasehold improvements related to the relocation of the office.

Interest Income, net

Interest income, net increased by $0.5 million, or 492%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase is due to higher interest yields earned on higher average cash, money-market and short-term securities balances and accretion income of discounts from marketable securities during the period.

Interest income, net increased by $0.9 million, or 622%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase is due to higher interest yields earned on higher average cash, money-market and short-term securities and net accretion income of discounts in 2023 from marketable securities during the period.

Interest Expense

Interest expense was $1.6 million and $1.7 million for the three and six months ended June 30, 2023, respectively, compared to zero for the three and six months ended June 30, 2022. The interest expense is due to accretion of the redemption value attributable to Series A Preferred Stock issued in the six months ended June 30, 2023.

Other Expense, net

Other expense, net increased by $0.4 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase is primarily due to $0.3 million fair value change in the embedded redemption liability and $0.1 million of issuance costs allocated to the embedded redemption liability value associated with the Series A Preferred Stock issued in the period.

Other expense, net increased by $1.3 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase is primarily due to $0.3 million fair value change in the embedded redemption liability and $1.0 million of issuance costs allocated to the embedded redemption liability value associated with the Series A Preferred Stock issued in the period.

Liquidity and Capital Resources

Liquidity

Since our inception and through June 30, 2023, we have financed our operations primarily through proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of Series A Preferred Stock and Warrants, the sale of common stock, and upfront payments received by us from our collaboration and license agreements. As of June 30, 2023, we had $45.6 million in cash, cash equivalents and marketable securities, an accumulated deficit of $362.8 million and working capital of $23.7 million.

From October 2020 through June 30, 2023, pursuant to our Sales Agreement with Cantor Fitzgerald, we received an aggregate of approximately $13.1 million in net proceeds from the sale of shares of our common stock. We received an aggregate of approximately $0.4 million and $1.9 million in net proceeds for the three and six months ended June 30, 2023, respectively, from the sale of shares of our common stock under such Sales Agreement.

In November 2022, we announced a corporate restructuring and a reduction in workforce of approximately 45% of our headcount, to focus our resources on our clinical pipeline, which includes HPN217 (BCMA), HPN328 (DLL3), HPN601 (EpCAM). The restructuring was completed in June 2023. We paid $1.4 million and $0.5 million in employee termination benefits for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.

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

As of June 30, 2023, there were 7,485,762 warrants issued and outstanding, each exercisable for one share of common stock at price of $0.978885 per share and no warrants had been exercised.

We believe that, as of June 30, 2023, our cash, cash equivalents and short-term marketable securities, combined with cost savings from our restructuring and facility reduction discussed above, provide sufficient capital resources to continue our operations for at least 12 months from the issuance date of the unaudited condensed financial statements included in this report.

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
•
the terms and timing of any other collaborative, licensing and other arrangements that we may establish and the receipt of potential development and milestone payments thereunder;
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

From October 2020 through June 30, 2023, we had sold a total of 4,921,956 shares of our common stock under the Sales Agreement, resulting in aggregate net proceeds of $13.1 million. We received an aggregate of approximately $0.4 million and $1.9 million in net proceeds for the three and six months ended June 30, 2023, respectively, from the sale of shares of our common stock under such Sales Agreement. As of June 30, 2023, our current maximum allowable amount of common stock we can sale is $8.5 million. As of June 30, 2023, there was approximately $61.9 million remaining available under the terms of the Sales Agreement.

Cash Flows

	For the Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(34,462)	$(46,841)
Investing activities	(9,935)	69,840
Financing activities	25,580	882
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(18,817)	$23,881

Cash Flows from Operating Activities

During the six months ended June 30, 2023, cash used in operating activities was $34.5 million, which consisted of a net loss attributable to common stockholders of $10.3 million and a net change of $33.2 million in our net operating assets and liabilities, partially offset by $9.0 million in non-cash charges. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $28.8 million resulting from the recognition of revenue related to the AbbVie Restated Collaboration Agreement and the Development Option Agreement, an increase in prepaid expenses and other assets of $1.9 million resulting primarily from the timing of payments made for ongoing research and development activities, a decrease of $1.8 million in accounts payable and accrued liabilities, and a decrease of $0.8 million in operating lease obligations. The non-cash charges consisted of stock-based compensation of $2.2 million, Cove Lease right-of-use assets and leasehold improvements asset impairment of $1.7 million, accretion of the redemption value discount attributable to the sale of the Series A Preferred Stock of $1.7 million, issuance costs for Series A Preferred Stock of $1.1 million, depreciation and amortization of $1.0 million, non-cash lease expense of $0.6 million, loss on sale and disposal of fixed assets of $0.4 million, and change in fair value of embedded redemption liability of $0.3 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2023, cash used in investing activities of $9.9 million was primarily from $12.7 million in purchases of short-term marketable securities partially offset by $1.5 million in proceeds from the maturities of short-term marketable securities and $1.3 million in proceeds from the sale of equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities of $25.6 million was primarily from $23.9 million in net proceeds received from the sale of the Series A Preferred Stock, $1.8 million in net proceeds from the sale of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald, and $0.1 million in proceeds from purchases of our common stock under our 2019 employee stock purchase plan, partially offset by $0.2 million of payments of deferred issuance costs.

Contractual Obligations and Other Commitments

See Note 6 Commitments and Contingencies to our unaudited condensed financial statements included elsewhere in this report for more information on the changes in our contractual obligations and other commitments from those described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 27, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have not completed any clinical trials required for the approval of any of our product candidates. Although we are conducting early-stage clinical trials and are conducting preclinical studies for other product candidates, we may experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:

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
•
third-party actions claiming infringement by our product candidates in clinical trials outside the United States and obtaining injunctions interfering with our progress; and
•
business interruptions resulting from geo-political actions, including war and terrorism, or health pandemics or epidemics, natural disasters including earthquakes, typhoons, floods and fires.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. These trials and other trials we conduct have in the past and may in the future be subject to delays as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. We have ongoing Phase 1/2 clinical trials, which could generate adverse events that may cause us to delay these trials or halt further development. For example, in November 2022, we voluntarily paused enrollment into our ongoing Phase 1/2 safety study of HPN328 following two events of Grade 3 cytokine release syndrome following an initial 2mg priming dose of HPN328. Although we have resumed enrollment in the study, we cannot be certain that our mitigation efforts, including, reduction of the priming dose and a protocol amendment to exclude patients requiring supplemental oxygen therapy, will avoid future toxicities or deaths, particularly as we escalate the target dose. Regulatory authorities, including the FDA and IRBs, may impose a clinical hold or suspend the trial, preventing further enrollment.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of HPN217 and HPN328, and as we continue to research and develop other potential product candidates, including HPN601. As a result, we may at times reevaluate our corporate priorities and development plans. For example, in 2022, based on our decision to prioritize certain assets in our portfolio, we announced that we terminate further develop our HPN424 and HPN536 programs and a corporate restructuring and a reduction in workforce designed to reduce discovery research and operating expenses while focusing our resources on our clinical pipeline.

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

Based on our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, including our assumptions related to our corporate restructuring, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financing or other sources, such as strategic collaborations. Such financing, including our March 2023 private placement transaction, or the Private Placement, or pursuant to our Sales Agreement with Cantor Fitzgerald, may result in dilution to our stockholders, the imposition of burdensome covenants and repayment obligations, and other restrictions that may affect our business. For example, in March 2023, we raised $25.0 million through a Private Placement pursuant to which we sold 25,000 shares of preferred stock, or the Series A Preferred Stock with rights that are superior to those of our common stockholders and warrants to purchase up to 7,485,762 shares of our common stock (the "Warrants"). If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, pursuant to the terms of our Series A Preferred Stock, we will be required to use a portion of the net proceeds from certain licensing or collaboration arrangements to redeem shares of Series A Preferred Stock, and, accordingly, we may require additional capital to fund our operating plans. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

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

We are an early clinical-stage immunotherapy company with a limited operating history. We incurred net losses attributable to common stockholders of $10.3 million and $37.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $362.8 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

•
continue to conduct our ongoing Phase 1 trial of HPN217 for the treatment of relapsed, refractory multiple myeloma;
•
continue to conduct our ongoing Phase 1/2 trial of HPN328 for the treatment of small cell lung cancer and other DLL3 expressing tumors;
•
plan for the startup of the Phase 1 study of HPN601 for the treatment of EpCAM expressing tumors;
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

We have financed our operations to date primarily through payments received under collaboration and licensing agreements and the sale of capital stock, including cash proceeds from our March 2023 Private Placement of Series A Preferred Stock and Warrants, our 2021 follow on common stock offering and sales pursuant to our Sales Agreement with Cantor Fitzgerald. We have devoted a significant portion of our financial resources and efforts to developing our TriTAC, ProTriTAC and TriTAC-XR platforms, identifying potential product candidates, conducting preclinical studies of a variety of product candidates, and preparing for and conducting clinical trials of product candidates. We are in the early stages of development of our product candidates, and we have not completed development and commercialization of any TriTAC, ProTriTAC or TriTAC-XR product candidate.

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

Since commencing operations in 2015, we have devoted a significant portion of our resources to developing our product candidates, our other research and development efforts, building our intellectual property portfolio, raising capital and providing general and administrative support for these operations. While we have ongoing early-stage clinical trials, we have not completed any clinical trials for any product candidate. We have not yet demonstrated our ability to successfully complete any clinical trials (including any Phase 3 or other pivotal clinical trials), obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

There may be significant delays in obtaining reimbursement for newly approved drug products, and coverage may be more limited than the purposes for which the drug product is approved by the FDA or similar foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drugs product will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution.

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

Our obligations related to data privacy and security are quickly changing in an increasingly frequent fashion. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparation for and compliance with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices, and to any third parties that process personal information on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations. If we or our third-party collaborators or service providers fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; reputational harm; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business and financial condition, including, but not limited to interruptions or stoppages in business operations (including, clinical trials); inability to process personal information; limited ability to develop or commercialize or products; expenditure of time and resources to defend any claim, inquiry or similar request; adverse publicity; and revision or restructuring of our operations.

Risks Related to Our Business Operations

Our 2022 corporate restructuring undertaken to reduce our operating expenses, focus our resources on our clinical pipeline and extend our cash runway may not be successful.

In November 2022, we announced a corporate restructuring designed to reduce operating expenses and focus our resources on our clinical pipeline. In connection with the restructuring plan, our workforce was reduced by approximately 45%, with the reductions completed in June 2023. In June 2023, we also completed activities to reduce our corporate facilities footprint by subletting all of our office and laboratory space in South San Francisco, California pursuant to our August 2018 lease, or the Cove Lease, and relocated to offices at our Gateway Lease.

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

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

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
•
business interruptions resulting from political instability and geo-political actions, particularly in foreign economies and markets (such as the conflict between Russia and Ukraine), and other instances of war and terrorism, or health pandemics or epidemics, natural disasters, including earthquakes, typhoons, floods and fires.

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

Our success depends upon the continued contributions of our key management, scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our therapies and related technologies. The competition for qualified personnel in the biopharmaceutical and pharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to implement business strategy, which could have a material adverse effect on our business.

In 2021 and 2022 we announced changes in our executive leadership positions. Changes in management may cause disruption in our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. In particular, the loss of key managers and senior scientists could delay our research and development activities. Transitions may also cause uncertainty among investors, employees and others concerning our future direction and performance.

We conduct all of our operations from our offices in South San Francisco, California. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in this region is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

We expect to need to expand our development, regulatory and, in the future, sales and marketing capabilities, and may encounter difficulties in managing and growing our operations, particularly in light of recent cost-containment activities.

As of July 31, 2023, we had 46 full-time employees. In order to progress our development, regulatory and sale and marketing capabilities, we expect to need to, over the long-term, significantly grow the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage any anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to efficiently utilize, recruit and train qualified personnel. Due to our limited financial resources, including recent cost-containment objectives, and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage any expansion of our operations or efficiently utilize, recruit and train qualified personnel. Any future expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage our operations and any growth of our operations could delay the execution of our business plans or disrupt our operations.

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

Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

If the market opportunity for any product candidate that we or our strategic partners develop is smaller than we believe, our revenue may be adversely affected, and our business may suffer.

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

Further, these investigators and CROs are not our employees, and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, the use of third-party service providers may require us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated.

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

We depend on one single-source supplier per product for BDS for our HPN217 and HPN601 programs. We have several suppliers for our HPN328 program. However, there can be no assurance that our supply of BDS will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Additionally, we do not have any control over the process or timing of the acquisition or manufacture of materials by our suppliers and cannot ensure that our suppliers will deliver to us the BDS we order on time, or at all. The loss of BDS provided by our suppliers could require us to change the design of the product candidate development process for the impacted product(s) based on the functions, limitations, features and specifications of the replacement.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2019 at a price of $14.00 per share, the reported low and high sales prices of our common stock through July 28, 2023 have ranged from $0.55 to $25.24, respectively.

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
•
the effects of the recent and other potential corporate restructurings;
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

On March 29, 2023, we received a letter from Nasdaq Staff notifying us that the bid price of our common stock had closed below $1.00 per share for the last 30 consecutive business days and we had 180 calendar days to regain compliance with the minimum bid price requirement. If compliance is not regained September 25, 2023, unless Nasdaq Staff exercises its discretion to extend this period, our common stock may be subject to a delisting action by Nasdaq. A reverse stock split may allow us to meet the minimum bid price requirement, and while we received stockholder approval for a reverse stock split at our annual meeting of stockholders on June 22, 2023, we cannot assure you that any reverse stock split, if implemented, will be sufficient to enable us to maintain our Nasdaq listing. Additionally, if a reverse stock split is implemented, there can be no assurance that the market price per new share of our common stock following the reverse stock split will remain unchanged or will increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. The liquidity of the shares of our common stock may be affected adversely by any reverse stock split given the reduced number of shares of our common stock that will be outstanding following the reverse stock split. Furthermore, following any reverse stock split, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors.

On March 30, 2023, we received a notification letter from Nasdaq Staff, or the Stockholders’ Equity Notice, indicating that our stockholders’ equity of $5.4 million as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, does not satisfy Nasdaq’s continued listing requirement set forth in Nasdaq Listing Rule 5450(b)(1)(A) to maintain a minimum of $10.0 million in stockholders’ equity. As of June 30, 2023, our stockholders’ equity was $3.0 million. We had 45 calendar days from the date of the Stockholders’ Equity Notice to submit to Nasdaq a plan to regain compliance with Nasdaq Listing Rule 5450(b)(1)(A) and we submitted such plan on May 15, 2023.

On June 7, 2023, Nasdaq granted us an extension to September 26, 2023 for us to provide evidence of compliance. In connection with this extension, we will file an application to transfer from the Nasdaq Global Market to the Nasdaq Capital Market concurrently with the filing of this Quarterly Report on Form 10-Q. If we are not able to regain compliance by September 26, 2023, we will then consider actions appropriate to the circumstances, which may include applicable appeals to a Nasdaq Listing Qualifications Panel.

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

As of July 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 74.9% of our outstanding voting common stock, and approximately 70% of our outstanding Series A Preferred Stock. While these stockholders collectively own less than a majority of our voting stock, these stockholders will nevertheless continue to have significant influence over matters requiring stockholder approval. Therefore, these stockholders will have the ability to influence us through this ownership position. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. Additionally, holders of our Series A Preferred Stock have consent rights with respect to certain actions, limiting our ability to enter into certain change in control, liquidation or licensing transactions, or incur indebtedness without their approval. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We do not currently intend to pay dividends on our common stock and, consequently, our common stockholders’ ability to achieve a return on their investment will depend on appreciation of the value of our common stock.

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

We maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

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

Date: August 9, 2023

HARPOON THERAPEUTICS, INC.

By:	/s/ Julie Eastland
Julie Eastland President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank Lanza
Frank Lanza
Corporate Controller (Principal Financial & Accounting Officer)