Form 10-Q
period 2023-09-30
Harpoon Therapeutics, Inc.
filed 2023-11-09
CIK 1708493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of outstanding shares of the Registrant’s common stock, par value $0.0001, as of October 31, 2023 was 16,932,272.

HARPOON THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

TABLE OF CONTENTS

PART II. OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the timing of the initiation, progress, safety profiles, expected results and any winddowns of our preclinical studies, clinical trials and our research and development programs as affected by various factors, including patient enrollment, rate of dose escalation, adverse events, and available drug supply;
•
developments relating to our competitors and our industry, including competing therapies;
•
our ability to advance product candidates into, and successfully complete, preclinical studies and clinical trials;
•
our estimates regarding expenses, capital sufficiency and requirements and needs for additional financing and our ability to obtain additional capital;
•
the potential benefits of the completed 1 to 10 reverse stock split and our ability to maintain compliance with the listing requirements of Nasdaq;
•
the implementation of our business model, strategic plans for our business and product candidates;
•
the timing or likelihood of regulatory filings and approvals;
•
the commercialization of our product candidates, if approved;
•
the pricing, coverage, and reimbursement of our product candidates, if approved;
•
the potential benefits of our recently completed corporate restructuring and cost reduction initiatives;
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
•
our financial performance; and
•
the effects on our operations of general political and economic conditions, including any health pandemic, current or anticipated military conflicts or other geopolitical events, economic slowdowns, recessions or market corrections, inflationary pressures, rising interest rates and tightening of credit markets.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARPOON THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$17,738	$51,614
Short-term marketable securities	13,870	1,498
Prepaid expenses and other current assets	2,688	1,615
Total current assets	34,296	54,727
Property and equipment, net	3,527	7,237
Operating lease right-of-use asset	8,857	10,854
Other assets	898	911
Total assets	$47,578	$73,729
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,435	$4,712
Accrued liabilities	11,697	14,361
Deferred revenue, current	—	30,937
Operating lease liabilities, current	2,974	2,423
Total current liabilities	18,106	52,433
Deferred revenue, noncurrent	—	2,314
Operating lease liabilities, net of current portion	11,530	13,583
Embedded redemption liability	4,574	—
Series A mandatorily redeemable preferred stock	8,827	—
Total liabilities	43,037	68,330
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2023 and December 31, 2022; 4,108,769 shares and 3,578,668 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	4
Additional paid-in capital	369,141	357,921
Accumulated other comprehensive income (loss)	1	(3)
Accumulated deficit	(364,602)	(352,523)
Total stockholders' equity	4,541	5,399
Total liabilities and stockholders' equity	$47,578	$73,729

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Collaboration and license revenue	$4,448	$13,617	$33,252	$27,826
Total revenue	4,448	13,617	33,252	27,826
Operating expenses
Research and development	12,325	20,977	39,684	62,446
General and administrative	4,262	4,529	12,250	14,993
Impairment of long-lived assets	—	—	1,729	—
Total operating expenses	16,587	25,506	53,663	77,439
Loss from operations	(12,139)	(11,889)	(20,411)	(49,613)
Interest income, net	480	289	1,520	433
Interest expense	(2,046)	—	(3,744)	—
Other income (expense), net	11,903	(40)	10,556	(132)
Net loss attributable to common stockholders	(1,802)	(11,640)	(12,079)	(49,312)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(4)	28	4	19
Comprehensive loss	$(1,806)	$(11,612)	$(12,075)	$(49,293)
Net loss attributable to common stockholders per share, basic and diluted	$(0.46)	$(3.52)	$(3.17)	$(14.95)
Weighted-average shares used in computing net loss per share, basic and diluted	3,947,995	3,306,215	3,807,955	3,299,357

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	3,578,668	$4	$357,921	$(3)	$(352,523)	$5,399
Issuance of common stock under equity incentive plan	14,825	—	93	—	—	93
Issuance of common stock warrants in connection with the sale of Series A mandatorily redeemable preferred stock	—	—	3,881	—	—	3,881
Issuance of common stock pursuant to ATM facility	166,078	—	1,525	—	—	1,525
Stock-based compensation	—	—	1,133	—	—	1,133
Vesting of Founder's shares		—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Net loss	—	—	—	—	(11,338)	(11,338)
Unrealized gain on marketable securities	—	—	—	3	—	3
Balances at March 31, 2023	3,759,571	4	364,553	—	(363,861)	696
Issuance of common stock pursuant to ATM facility	37,684	—	171	—	—	171
Stock-based compensation	—	—	1,065	—	—	1,065
Net income	—	—	—	—	1,061	1,061
Unrealized gain on marketable securities	—	—	—	5	—	5
Balances at June 30, 2023	3,797,256	$4	$365,789	$5	$(362,800)	$2,998
Par value reclass for 1 for 10 reverse stock split	—	(3)	3	—	—	—
Issuance of common stock pursuant to ATM facility	283,525	—	2,335	—	—	2,335
Issuance of common stock under equity incentive plan	27,989	—	96	—	—	96
Stock-based compensation	—	—	918	—	—	918
Net income	—	—	—	—	(1,802)	(1,802)
Unrealized gain on marketable securities	—	—	—	(4)	—	(4)
Balances at September 30, 2023	4,108,769	$1	$369,141	$1	$(364,602)	$4,541

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	3,276,579	$4	$342,905	$(47)	$(284,792)	$58,070
Issuance of common stock under equity incentive plans including exercise of stock options	30,991	—	830	—	—	830
Vesting of early exercisable stock options	173	—	3	—	—	3
Stock-based compensation	—	—	2,843	—	—	2,843
Net loss	—	—	—	—	(20,321)	(20,321)
Unrealized loss on marketable securities	—	—	—	(41)	—	(41)
Balances at March 31, 2022	3,307,742	4	346,581	(88)	(305,113)	41,384
Issuance of common stock under equity incentive plans including exercise of stock options	2,616	—	53	—	—	53
Vesting of early exercisable stock options	173	—	3	—	—	3
Stock-based compensation	—	—	2,521	—	—	2,521
Net loss	—	—	—	—	(17,351)	(17,351)
Unrealized gain on marketable securities	—	—	—	32		32
Balances at June 30, 2022	3,310,531	$4	$349,158	$(56)	$(322,464)	$26,642
Issuance of common stock under equity incentive plans including exercise of stock options	12,224	—	101	—	—	101
Vesting of early exercisable stock options	115	—	2	—	—	2
Stock-based compensation	—	—	1,779	—	—	1,779
Net loss	—	—	—	—	(11,640)	(11,640)
Unrealized gain on marketable securities	—	—	—	28		28
Balances at September 30, 2022	3,322,871	$4	$351,040	$(28)	$(334,104)	$16,912

The accompanying notes are an integral part of these condensed financial statements.

HARPOON THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss attributable to common stockholders	$(12,079)	$(49,312)
Adjustments to reconcile net loss attributable to common stockholders to net cash provided by (used in) operating activities
Stock-based compensation expense	3,116	7,143
Depreciation and amortization	1,268	1,679
Non-cash lease expense	1,079	508
Loss on sale and disposal of fixed assets	443	—
Impairment of long-lived assets	1,729	—
Change in fair value of embedded redemption liability	(10,971)	—
Issuance cost for embedded redemption liability	807	—
Accretion of redemption value discount	3,744	—
Net amortization of (discounts) and premiums on marketable securities	(215)	413
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,344)	(455)
Other assets	41	49
Accounts payable	(1,008)	(53)
Accrued liabilities	(2,848)	(1,724)
Deferred revenue	(33,251)	(27,826)
Operating lease liabilities	(1,502)	(1,214)
Net cash used in operating activities	(50,991)	(70,792)
Cash flows from investing activities
Purchases of property and equipment	(91)	(319)
Purchases of marketable securities	(15,652)	(24,426)
Maturities of marketable securities	3,500	100,235
Proceeds from sale of equipment	1,279	—
Net cash (used in) provided by investing activities	(10,964)	75,490
Cash flows from financing activities
Proceeds from issuance of Series A Preferred Stock, net of issuance cost	23,703	—
Payments of deferred issuance costs	(311)	—
Proceeds from issuance of common stock, net of issuance cost	4,031	983
Proceeds from issuance of common stock in connection with employee benefit plans	189	—
Net cash provided by financing activities	27,612	983
Net (decrease) increase in cash, cash equivalents, and restricted cash	(34,343)	5,681
Cash, cash equivalents, and restricted cash at beginning of period	52,287	45,360
Cash, cash equivalents, and restricted cash at end of period	$17,944	$51,041
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment included in accrued liabilities and accounts payable	$—	$28
Reclassification of employee stock liability to equity upon vesting	$—	$8

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

Liquidity

Since inception, the Company has incurred significant losses and has negative cash flows from operations. As of September 30, 2023, the Company had an accumulated deficit of $364.6 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

On November 14, 2022, the Company announced a corporate restructuring designed to reduce operating expenses and align the Company's core activities with its focused clinical programs that are expected to drive long-term growth. The restructuring was completed in June 2023.

In March 2023, the Company sold and issued (i) 25,000 shares of the 8.000% Series A mandatorily redeemable preferred stock, par value $0.0001 per share (“Series A Preferred Stock”), and (ii) warrants to purchase up to an aggregate of 748,576 shares of the Company’s common stock (the “Series A Warrants”). The shares of Series A Preferred Stock and accompanying Series A Warrants were sold at a purchase price of $1,000 per share of Series A Preferred Stock, ("March 2023 Preferred Financing") The total gross proceeds received from the sale of the Series A Preferred Stock and Series A Warrants in the Private Placement were $25.0 million, which does not include any proceeds that may be received upon exercise of the Series A Warrants. As of September 30, 2023, there were 748,576 Series A Warrants issued and outstanding, each exercisable for one share of common stock at price of $9.78885 per share and no warrants had been exercised.

In June 2023, the Company reduced its corporate facilities footprint by subletting all of its Cove Lease (as defined below) research labs and associated office space.

During the three and nine months ended September 30, 2023, the Company sold 283,525 and 487,287 shares under the Sales Agreement for total net proceeds of approximately $2.4 million and $4.2 million, respectively. (See Note 9 Equity)

As of September 30, 2023, the Company had cash, cash equivalents and short-term marketable securities of $31.6 million, which is available to fund future operations. The Company believes as of September 30, 2023 that its cash, cash equivalents, and short-term marketable securities, combined with cost savings from its recently completed restructuring plan and cash raised in the October 2023 Financing, defined below, provides sufficient capital resources to continue its operations for at least 12 months from the issuance date of the accompanying unaudited condensed financial statements.

October 2023 Financing

As described in Note 11 Subsequent Events, in October 2023, the Company entered into a Securities Purchase Agreement, or the “October 2023 Financing,” pursuant to which the Company received gross proceeds of $100 million at closing, before deducting placement agent fees and offering expenses, and could receive up to an additional $50 million of gross proceeds upon cash exercise of the October 2023 Cash Warrants.

In connection with the October 2023 Financing, the requisite holders of the Series A Preferred Stock approved an extension of the anniversary redemption date of the Series A Preferred Stock from March 23, 2026, or 3 years (the third anniversary of the original issuance date) to March 23, 2028, or 5 years, (the fifth anniversary of the original issuance date).

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

Reverse Stock Split

On June 22, 2023, at the Company’s 2023 annual meeting of stockholders, the stockholders approved the Reverse Stock Split (the “Reverse Stock Split”). On August 15, 2023, the Company’s board of directors approved the implementation of the reverse stock split at a ratio of 1 for 10. The Reverse Stock Split became effective upon the filing of the Certificate of Amendment to its amended and restated certificate of incorporation, and the Company’s common stock began trading on a split-adjusted basis on September 1, 2023. The par value per share of the common stock remained unchanged. No fractional common shares were issued as a result of the Reverse Stock Split. Any stockholder who would have been entitled to receive a fractional share as a result of the Reverse Stock Split received cash payments in lieu of such fractional shares in an amount determined based on the closing price of the Company's common stock as of the effective date.

All share and per share information included in the accompanying unaudited condensed financial statements has been retrospectively adjusted to reflect this Reverse Stock Split.

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

As of September 30, 2023, the Company did not identify indicators of a decline in credit quality for the AFS held. The Company's AFS held at December 31, 2022 matured during the nine months ended September 30, 2023 at full face value and all proceeds were received.

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

As of September 30, 2023 and December 31, 2022, the Company classified $0.2 million and $0.7 million, respectively, as restricted cash related to a letter of credit established for an operating lease entered into in August 2018 and as collateral related to a security deposit for an operating lease entered into in October 2021. The restricted cash is classified in “Other assets” in the unaudited condensed balance sheets. See Note 6 Commitments and Contingencies.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed balance sheets.

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Balance Sheets
Cash and cash equivalents	$17,738	$51,614
Restricted cash (included in other assets)	206	673
Total cash, cash equivalents and restricted cash	$17,944	$52,287

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets or group of assets may not be fully recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying amount of the assets, the Company reduces the carrying amount of the assets through an impairment charge to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. For the three and nine months ended September 30, 2023, the Company recorded non-cash impairment charges of zero and $0.9 million to right-of-use assets associated with the Cove Lease and $0.8 million to leasehold improvements related to the Cove Lease to reduce their carrying values to their fair values using a discounted cash flow approach.

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

The Company estimates preclinical and clinical study and research expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical studies, clinical trials and research services and manufacturing organizations in connection with the production of materials for clinical trials on its behalf. The Company estimates these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service provides under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. Payments associated with licensing agreements to acquire exclusive license to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate future use are expensed as incurred.

Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered. Such payments are evaluated for current or long-term classification based on when such services are expected to be received.

Stock-Based Compensation

The Company maintains a stock-based compensation plan as a long-term incentive for employees, consultants and members of the Company’s board of directors (the “Board”). The plan allows for the issuance of non-statutory options (“NSOs”), incentive stock options to employees, NSOs to non-employees and restricted stock units (RSUs).

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. See Note 10 Net Loss Per Share Attributable to Common Stockholders.

Comprehensive Loss

Comprehensive loss includes net loss attributable to common stockholders and certain changes in stockholders' equity that are excluded from net loss attributable to common stockholders, primarily unrealized gains or losses on the Company’s marketable securities.

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

3. Fair Value Measurement

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$17,236	$17,236	$—	$—
Total cash equivalents	17,236	17,236	$—	$—
Short-term marketable securities:
U.S. government securities	13,870	13,870	—	—
Total cash equivalents and marketable securities	$31,106	$31,106	$—	$—

Liabilities
Derivative liability	$1,029	$—	$—	$1,029
Total liabilities	$1,029	$—	$—	$1,029

The Company's Level 3 embedded redemption liability pertaining to the Series A Preferred Stock was valued utilizing a probability-weighted cash flow approach, including variables for the probability and timing of potential licensing transactions and a discount rate reflecting an estimated investor rate of return (30% as of September 30, 2023) which are deemed to be Level 3 inputs in the fair value hierarchy. The Company recorded a remeasurement fair value change for the embedded redemption liability of the Series A Preferred Stock of $11.2 million and $11.0 million for the three and nine months ended September 30, 2023.

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

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2023 and the year ended December 31, 2022.

4. Available-for-Sale Securities

At September 30, 2023, the Company held money market funds and U.S. government treasury securities as cash equivalents and short-term marketable securities. All marketable securities were considered available-for-sale at September 30, 2023. As of September 30, 2023, no indicators of a decline in credit quality was noted for the money market funds and U.S. government securities. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each unaudited condensed balance sheets date are summarized in the tables below:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$17,236	$—	$—	$—	$17,236
Total cash equivalents	17,236	—	—	—	17,236
Short-term marketable securities:
U.S. government securities	13,869	1	—	—	13,870
Total short-term marketable securities	13,869	1	—	—	13,870
Total	$31,105	$1	$—	$—	$31,106

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Cash equivalents
Money market funds	$45,963	$—	$—	$45,963
Total cash equivalents	45,963	—	—	45,963
Short-term marketable securities:
U.S. government securities	1,501	—	(3)	1,498
Total short-term marketable securities	1,501	—	(3)	1,498
Total	$47,464	$—	$(3)	$47,461

As of December 31, 2022, unrealized losses on investments were not material and were not the result of a decline in credit quality. Unrealized losses are generally due to interest rate fluctuations, as opposed to declines in credit quality. All investments held at December 31, 2022 matured at par value.

Accrued interest receivable was $0.1 million as of September 30, 2023 and was recorded in prepaid expenses and other current assets. As of September 30, 2023, all short-term marketable securities held mature within one year.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Leasehold improvements	$3,626	$8,872
Computer equipment and software	91	91
Furniture and fixtures	137	585
Laboratory equipment	—	6,232
	3,854	15,780
Less: Accumulated depreciation and amortization	(327)	(8,543)
Total property and equipment, net	$3,527	$7,237

Depreciation and amortization expense for property and equipment amounted to $0.2 million and $1.3 million and $0.5 million and $1.7 million for each of the three and nine months ended September 30, 2023 and September 30, 2022, respectively. Loss on sale and disposal of fixed assets was zero and $0.4 million for the three and nine months ended September 30, 2023.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Accrued research and development	$8,519	$8,569
Accrued personnel costs	2,677	4,760
Accrued professional and consulting fees	444	896
Other	57	136
Total accrued liabilities	$11,697	$14,361

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

The Company recorded $0.6 million sublease rental income on a straight line basis in other income (expense), net for the three and nine months ended September 30, 2023. As of September 30, 2023, the Company's total minimum rentals to be received in the future under noncancelable subleases are $9.4 million. See Note 8 Restructuring and Impairment.

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

The following table summarizes the presentation in the Company’s unaudited condensed balance sheets of its operating leases (in thousands):

As of Sept 30, 2023
Assets:
Operating lease right-of-use assets	$8,857
Liabilities
Operating lease liabilities	$2,974
Operating lease liabilities, net of current portion	11,530
Total operating lease liabilities	$14,504

The Company incurred $0.2 million in variable lease costs for each of the three months ended September 30, 2023 and September 30, 2022. The Company incurred $0.7 million in variable lease costs for the nine months ended September 30, 2023 and $0.6 million for the nine months ended September 30, 2022.

Future minimum lease payments as of September 30, 2023 are as follows (in thousands):

Operating Lease Commitments
Remainder of 2023	$1,729
2024	4,233
2025	4,351
2026	4,494
2027	2,785
2028 and thereafter	384
Total future minimum lease payments	17,976
Less imputed interest	3,472
Total	$14,504

As of September 30, 2023, the weighted average remaining lease term was 4.0 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.32%.

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

In September 2023, AbbVie notified the Company that it will not exercise the exclusive license for HPN217. The Development and Option Agreement was terminated effective as of October 12, 2023, and the Company had no remaining performance obligations as of September 30, 2023. The program has been and will remain exclusively owned by the Company, and the Company plans to complete the ongoing Phase 1 clinical trial. In the three months ended September 30, 2023, the Company realized the remaining deferred revenue of $4.4 million.

The Company recognized $4.4 million and $8.2 million of revenue for the three months ended September 30, 2023 and 2022, respectively. The Company recognized $21.7 million and $22.4 million of revenue for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company's balance of deferred revenue was zero.

Amended and Restated Discovery Collaboration Agreement with AbbVie

On August 16, 2021, the Company entered into Amendment No. 1 to the Amended and Restated Discovery Collaboration and License Agreement with AbbVie, or the First Amendment, which amends the Amended and Restated Discovery Collaboration and License Agreement entered on November 20, 2019, between the Company and AbbVie (such agreement, as amended by the First Amendment, the "Restated Collaboration Agreement"). The Restated Collaboration Agreement amends and restates the Discovery Collaboration and License Agreement entered into between the Company and AbbVie, dated October 20, 2017, and amended April 3, 2019, or the Original Collaboration Agreement. Pursuant to the First Amendment, the Company and AbbVie agreed to include the ProTriTAC technology within the Restated Collaboration Agreement. Pursuant to the Original Collaboration Agreement, the Company granted to AbbVie worldwide exclusive rights to develop and commercialize products that incorporate the Company’s proprietary TriTAC technology together with soluble T cell receptors, or TCRs provided by AbbVie that bind to targets accepted by the parties. Under the terms of the Original Collaboration Agreement, AbbVie was granted the right to designate up to two targets for development of TriTAC constructs, which it selected in 2017 and 2019, respectively. Pursuant to the Restated Collaboration Agreement, AbbVie is permitted to designate two further targets, with an option to select up to four additional targets, selected during a specified period following the effective date, to be the subject of activities under the collaboration, and is granted a worldwide, exclusive license to develop and commercialize products that incorporate either the Company’s proprietary TriTAC platform technology, or (as a result of and pursuant to the First Amendment) its ProTriTAC platform technology, to pursue available TCRs and/or antibody targets. Such products may incorporate antibodies provided by AbbVie or by the Company. During a period of up to four years following the date of AbbVie’s designation of each target for the products, and subject to confirmation of target availability, the Company and AbbVie will conduct certain research and discovery activities under a mutually agreed discovery and research plan in connection with the creation and evaluation of constructs comprising the Company’s proprietary TriTAC or ProTriTAC technologies, as applicable, in conjunction with the soluble TCR or antibody sequences directed at the agreed upon targets of interest. The Company may not, including through any third party, develop or commercialize any competing product that binds to any of the included targets. As was the case under the Original Collaboration Agreement, following the discovery phase, AbbVie will be solely responsible, at its cost, for the development, manufacture and commercialization of the products that arise from the activities under the discovery plan. AbbVie is required to use commercially reasonable efforts to develop and commercialize one such product directed to each target for which the discovery activities were completed in each Major Market (as defined in the Restated Collaboration Agreement).

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

At the inception of the Restated Collaboration Agreement, the Company determined that the transaction price included the $20.0 million upfront payment received in December 2019. The Company allocates $10.0 million to each additional target selected. The company estimates that the $20.0 million upfront payment under the Restated Collaboration Agreement will be recognized over a period in which ongoing research and development activities are incurred based on the projected activities to be performed over each reporting period relative to the total estimated performance period. Such estimates are reviewed by the Company on a periodic basis and, if necessary, the Company will adjust the measure of performance and related revenue recognition. As of September 30, 2023, the Company determined that a transaction price of $20.0 million was still appropriate and that the Company had completed the performance obligation for the two additional targets. As such, the entire $20.0 million was recognized. The Company did not recognize revenue for the three months ended September 30, 2023 and September 30, 2022, respectively. The Company recognized $11.6 million and zero revenue for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

As of September 30, 2023, the Company had not recognized or earned any milestone payments under the Original Collaboration or Restated Collaboration Agreement including the First Amendment. The Company will recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms. No such amounts were recognized for the nine months ended September 30, 2023 and 2022. As of September 30, 2023, the Company had no deferred revenue balance under the Restated Collaboration Agreement.

Collaboration and License Revenue

For the three and nine months ended September 30, 2023 and September 30, 2022, collaboration and license revenue in the accompanying unaudited condensed statements of operations and comprehensive loss is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Collaboration and License Revenue	2023	2022	2023	2022
	(in thousands)		(in thousands)
AbbVie Restated Collaboration Agreement	$—	$5,389	$11,599	$5,389
AbbVie Development and Option Agreement	4,448	8,228	21,653	22,437
Total collaboration and license revenue	$4,448	$13,617	$33,252	$27,826

8. Restructuring and Impairment

In November 2022, the Company's Board approved a corporate restructuring. The restructuring resulted in a reduction in workforce designed to reduce operating expenses and focus the Company’s resources on its clinical programs. The restructuring was completed in June 2023. The costs associated with the restructuring have been realized as of June 30, 2023 and no further costs are anticipated. For the six months ended June 30, 2023 and the year ended December 31, 2022, the Company paid $1.4 million and $0.5 million, respectively, in employee termination benefits.

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

For the three and nine months ended September 30, 2023, the Company recorded non-cash impairment charges of zero and $0.9 million to the Cove Lease right-of-use assets and $0.8 million to the Cove Lease leasehold improvements, respectively, reducing their carrying values to their fair values based on a discounted cash flow approach. This fair value measurement is based on significant inputs not observable in the market (i.e., a market participant discount rate) and, therefore, represents a Level 3 measurement.

9. Equity

Incentive Plans

Stock Option Activity

As of September 30, 2023, there were approximately 210,000 shares reserved by the Company to grant under its 2019 Equity Incentive Plan (the “2019 Plan”).

The following summarizes awards activity under the Company’s 2019 Plan and 2015 Equity Incentive Plan (the “2015 Plan”):

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Awards	Price	Contractual Life	Value
			(in years)	(in thousands)
Balance as of December 31, 2022	643,095	$56.20	7.6	$306
Awards granted	261,332	7.79		$133
Awards released	(18,188)	6.78		$123
Awards cancelled	(170,990)	70.91
Balance as of September 30, 2023	715,249	$36.31	7.6	$126
Exercisable as of September 30, 2023	303,427	$61.86	5.6	$—

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

During the nine months ended September 30, 2023 and September 30, 2022, the estimated weighted-average grant-date fair value of the stock options vested was $18.72 and $53.10 per share, respectively, and the estimated weighted-average grant-date fair value of stock options granted was $0.16 and $30.60 per share, respectively.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term (years)	5.85	5.95
Expected volatility	90.25%	82.04%
Risk-free interest rate	3.64%	2.00%
Expected dividend yield	0%	0%

Total stock-based compensation was as follows:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Operating Expenses
Research and development	$440	$1,014
General and administrative	478	766
Total stock-based compensation	$918	$1,780

Stock-based compensation related to non-employee awards, which is included in the table above, was not material for both three months ended September 30, 2023 and 2022.

Restricted Stock Units

A restricted stock unit award (“RSU”) is an agreement to issue shares of the Company’s common stock at the time of vesting. RSUs generally vest annually in equal installments over one to four years on approximately the anniversary of the grant date. No RSUs were granted to employees for nine months ended September 30, 2023. The Company granted an aggregate of 18,188 fully- vested RSUs to certain members of its board of directors with a weighted fair value of $6.78 per share in lieu of cash payment for services for the nine months ended September 30, 2023.

2019 Employee Stock Purchase Plan

The Board adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) in January 2019, which became effective upon the closing of the Company’s IPO in February 2019. The 2019 ESPP initially reserved 25,000 shares of common stock for employee purchases under terms and provisions established by the Board. The 2019 ESPP evergreen provision provides that the number of shares reserved and available for issuance under the 2019 ESPP will automatically increase January 1st of, each year for a period of up to ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to the lesser of (i) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (ii) 75,000 shares of the Company's common stock or (iii) such lesser number of shares of common stock as determined by the Board. In January 2023, common stock available for issuance under the 2019 ESPP was increased by approximately 35,800 shares as a result of this evergreen provision. The Company issued 27,989 and 42,814 shares under the 2019 ESPP during the three and nine months ended September 30, 2023, respectively. The Company has approximately 64,700 shares reserved for future issuance as of September 30, 2023.

Series A Preferred Stock and Series A Warrants

On March 22, 2023, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell and issue shares of the Series A Preferred Stock and Series A Warrants in a Private Placement transaction.

At the closing of the Private Placement on March 22, 2023 (the “Closing”), the Company sold and issued (i) 25,000 shares of Series A Preferred Stock and (ii) Series A Warrants to purchase up to an aggregate of 748,576 shares of the Company’s common stock. The shares of Series A Preferred Stock and accompanying Series A Warrants were sold at a purchase price of $1,000 per share of Series A Preferred Stock. The Series A Warrants are exercisable immediately, will remain exercisable for a period of eight years following the date of issuance and have an exercise price of $9.78885 per share. As of September 30, 2023, there were 748,576 Series A Warrants, each exercisable for one share of common stock at price of $9.78885 per share, and no warrants had been exercised. The total gross proceeds to the Company from the sale of the Series A Preferred Stock and Series A Warrants in the Private Placement were $25.0 million, which excludes $1.3 million in offering costs and any proceeds that may be received upon exercise of the Series A Warrants.

The Series A Preferred Stock is non-voting stock. Some of the holders of the Series A Preferred Stock are considered related parties which the disinterested members of the Board reviewed and approved in accordance with the Company's related-person transaction policy. Holders of Series A Preferred Stock shall be entitled to receive dividends that accrue on a day-to-day basis until paid at a rate of 8.000% per year on the stated value of $1,000 per share of Series A Preferred Stock. Such dividends shall be payable when declared by the Board, or paid in connection with redemption or other relevant event regardless of whether a dividend has been declared by the Board. As of September 30, 2023 and through the issuance date of these accompanying unaudited condensed financial statements, the Board had not declared a dividend.

The Company may, at its option, redeem shares of Series A Preferred Stock from time to time at the Redemption Price Per Share, which is equal to the sum of (i) the product of (a) the Stated Value of $1,000 and (b) a Return Factor equal to 3.5 until the 18-month anniversary of the Closing and 4.5 thereafter and (ii) any accrued and unpaid dividends. In addition, the Series A Preferred Stock is mandatorily redeemable by the Company out of funds legally available therefor, at the Redemption Price Per Share, upon (i)

receipt by the Company of certain amounts in connection with any HPN217 licensing transaction of which the maximum number of then-outstanding shares of Series A Preferred Stock that may be redeemed using up to 50% of the cash proceeds and fair market value of certain non-cash proceeds received by the Company, (ii) receipt by the Company of certain net proceeds in connection with certain strategic and licensing transactions and (iii) on the third anniversary of the Closing or Anniversary Based Redemption Date, unless extended by consent of the requisite holders. The Company is obligated to redeem all outstanding shares of Series A Preferred Stock at the Redemption Price Per Share on the third anniversary of the Closing, however that date may be extended up to an additional two years by consent of the requisite holders or for any period of time by consent of all holders.

As described in Note 11 Subsequent Events, in connection with the October 2023 Financing, the requisite holders of the Series A Preferred Stock approved an extension of such the anniversary redemption date of the Series A Preferred Stock from March 23, 2026, or 3 years (the third anniversary of the original issuance date), to March 23, 2028, or 5 years, (the fifth anniversary of the original issuance date).

Series A Mandatorily Redeemable Preferred Stock

As of the Closing, the Company evaluated the redemption feature, Series A Warrant terms and cumulative preferred dividend rights related to sale of the Series A Preferred Stock and Series A Warrants. The Company determined that the Series A Preferred Stock was mandatorily redeemable and terms of the sale of Series A Preferred Stock and Series A Warrants contained an embedded redemption liability feature which required the application of fair value accounting.

Accordingly, the proceeds received from the sale of the Series A Preferred Stock and Series A Warrants were attributed to each of the instruments. The Company recorded the Series A Preferred Stock at a value of $5.1 million, which was recorded as a non-current liability, net of $0.3 million allocated issuance costs, on the unaudited condensed balance sheets. The Company recorded the embedded redemption liability of $15.5 million as a non-current liability on the unaudited condensed balance sheets. The issuance costs of $0.7 million attributable to the embedded redemption liability was charged to other income (expense), net on the unaudited condensed statements of operations and comprehensive loss. Subsequent remeasurement of the embedded redemption liability is determined by probability-weighted cash flow approach each reporting period using fair value accounting Level 3 inputs such as the probability and timing of potential licensing transactions and a discount rate reflecting an estimated investor rate of return. The Company records the remeasurement change as other income (expense), net on the unaudited condensed statements of operations and comprehensive loss. The Company recorded a remeasurement change of $11.2 million as other income (expense), net for the three months ended September 30, 2023. As of September 30, 2023, the Company embedded redemption liability of the Series A Preferred Stock was $4.6 million.

The Company's Series A Preferred Stock will be accreted to the estimated redemption value using the effective interest method through the Anniversary Based Redemption Date, as amended pursuant to the October 2023 Financing (See Note 11 Subsequent Events), with the changes in the carrying amount, including the accrual of dividends, recorded as interest expense on the unaudited condensed statements of operations and comprehensive loss.

Interest expense of $2.0 million and $3.7 million from the periodic accretion to the redemption value Series A Preferred Stock was recorded for the three and nine months ended September 30, 2023, respectively.

Series A Warrants

As of the Closing, the Company determined that the Series A Warrants were equity instruments and $4.1 million relative fair value was attributed to the Series A Warrants of the $25.0 million proceeds from the sale of the Series A Preferred Stock and Series A Warrants. The Series A Warrants value of $3.9 million was recorded as additional paid-in capital, net of $0.2 million of allocated issuance costs, on the unaudited condensed balance sheets.

As of September 30, 2023, there were 748,576 Series A Warrants, each exercisable for one share of common stock at price of $9.78885 per share and no warrants had been exercised.

Common Stock

In March 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement ("Sales Agreement"), with Cantor Fitzgerald & Co. ("Cantor Fitzgerald"), under which the Company may offer and sell, from time to time at its sole discretion through Cantor Fitzgerald, as its sales agent, shares of the Company's common stock having an aggregate offering price of up to $75.0 million. The Company filed a shelf registration statement on Form S-3 with the SEC, which will permit the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $250.0 million of our securities.

During the three and nine months ended September 30, 2023, the Company sold 283,525 and 487,287 shares under the Sales Agreement for total net proceeds of approximately $2.4 million and $4.2 million, respectively. The Company did not sell any shares of common stock under the Sales Agreement during the three and nine months ended September 30, 2022. From inception of the agreement through September 30, 2023, the Company had sold a total of 775,720 shares of its common stock under the Sales Agreement, resulting in aggregate net proceeds of approximately $15.4 million. As of September 30, 2023, there was approximately $59.6 million remaining available under the terms of the Sales Agreement.

10. Net Loss Per Share Attributable to Common Stockholders

The Company calculates basic and diluted net loss per share attributable to common stockholders by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Basic and diluted net loss per share are the same for all periods presented.

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss attributable to common stockholders per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(1,802)	$(11,640)	$(12,079)	$(49,312)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	3,947,995	3,306,215	3,807,955	3,299,357
Net loss attributable to common stockholders per share, basic and diluted	$(0.46)	$(3.52)	$(3.17)	$(14.95)

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Common stock options issued and outstanding	717,802	637,737	717,802	637,737
Warrants to purchase shares of common stock	748,576	—	748,576	—
Total	1,466,378	637,737	1,466,378	637,737

11. Subsequent Events

October 2023 Financing

On October 22, 2023, the Company, entered into a securities purchase agreement (the “Securities Purchase Agreement”) or the October 2023 Financing, with the institutional accredited investors named therein (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “Private Placement”) an aggregate of 12,805,350 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, and to certain investors, in lieu of Shares, pre-funded warrants (the “October 2023 Pre-Funded Warrants) to purchase an aggregate of 4,362,000 shares of common stock. In each case, the Shares and the October 2023 Pre-Funded Warrants are accompanied by cash warrants (the “October 2023 Cash Warrants”) to purchase an aggregate of up to 8,583,675 additional shares of common stock. The purchase price per Share and accompanying October 2023 Cash Warrant to purchase half a share of common stock is $5.8345(or $5.8344 per October 2023 Pre-Funded Warrant and accompanying October 2023 Cash Warrant, which represents the price of $5.8345 per share and accompanying October 2023 Cash Warrant sold in the October 2023 Financing, minus the $0.0001 per share exercise price of each such October 2023 Pre-Funded Warrant). The exercise price of each full October 2023 Cash Warrant is $5.8345 per share.

The October 2023 Cash Warrants are exercisable at any time after their original issuance and expire three years after the closing date of the Private Placement. The October 2023 Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire until exercised in full. The October 2023 Cash Warrants and the October 2023 Pre-Funded Warrants issued in the Private Placement will provide that holder will not have the right to exercise any portion of its October 2023 Cash Warrants or October 2023 Pre-Funded Warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99%, 9.99% or 19.9%, as applicable, of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”). A holder may reset the Beneficial Ownership Limitation as to itself to a higher percentage (not to exceed 19.99%), effective 61 days after written notice to the Company.

Related Party

New Leaf Biopharma Opportunities II, L.P. and New Leaf Ventures III, L.P., both funds affiliated with Ron Hunt, a director of the Company, purchased Shares and Cash Warrants for an aggregate purchase price of approximately $9.0 million. The entities affiliated with a director of the Company are considered related parties which the disinterested members of the Board reviewed and approved in accordance with the Company's related-person transaction policy.

Redemption Date Amendment

In connection with the October 2023 Financing, the requisite holders of the Series A Preferred Stock approved an extension of the anniversary redemption date of the Series A Preferred Stock from March 23, 2026, or 3 years, (the third anniversary of the original issuance date) to March 23, 2028, or 5 years, (the fifth anniversary of the original issuance date).

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

TriTAC Pipeline Update

HPN217

In December 2022, we announced the interim results of an ongoing Phase 1 clinical trial of HPN217. As of the October 17, 2022 data cut-off date, 62 patients had been treated across fixed and step doses up to 2.86 mg/week in fixed dosing cohorts and 24 mg/week target dose in step dosing cohorts. HPN217 was active across a wide dose range (2.15 to 24 mg) and was generally well tolerated. A maximum tolerated dose, or MTD, had not been reached at the target dose in step dosing regimens.

In June 2023, we announced the completion of planned enrollment in the Phase 1 dose escalation trial.

In September 2023, at the 20th International Myeloma Society (IMS) Annual Meeting, we presented interim data for the 2.15 to 12 mg target dose cohorts from our Phase 1 clinical trial evaluating single-agent HPN217 in relapsed/refractory multiple myeloma (RRMM) in a poster presentation.

As of the data cut-off on August 12, 2023, 97 patients were treated with HPN217 across 14 dose escalation cohorts. The trial enrolled heavily pre-treated patients, of whom 65% were penta-drug exposed and 20% had been treated with BCMA-targeted agents. In patients at the 12 mg target dose (N=19), a manageable tolerability profile was observed with low rates of CRS (16%, all G1-2) and no ICANS. Additionally, robust, early clinical activity (63% ORR) was seen.

Treatment remains ongoing in 7 responders, while the median responder time on treatment continues to mature, currently 8.3 months (6.0-17.3+). For the earlier 2.15 mg to 6 mg target dose cohorts, the median responder time on treatment was 21.8 months (10.4-27.5+), with several remaining on treatment with a sustained response.

HPN217 was previously covered by a global Development and Option Agreement with AbbVie. Under the agreement, we were responsible for conducting the Phase 1 dose escalation study and delivering a data set to AbbVie. In September 2023, AbbVie notified us that it will not exercise their option to the exclusive license. The HPN217 program has been and will remain exclusively owned by us, and we plan to complete the ongoing Phase 1 clinical trial.

We expect to identify the recommended Phase 2 regimen(s) by the end of 2023.

HPN328

We are currently conducting a Phase 1/2 clinical trial, evaluating HPN328, for the treatment of small cell lung cancer, or SCLC, and other tumors associated with DLL3 expression.

In March 2022, we received orphan drug designation for the treatment of SCLC.

In April 2022, we entered into a Master Clinical Supply Agreement with F. Hoffmann-La Roche Ltd, or Roche, for the supply of atezolizumab (Tecentriq®) in combination with HPN328 for the treatment of patients with SCLC. Under this agreement, we are the sponsor of the clinical trial, and Roche supplies atezolizumab.

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

In September 2023, at the DLL3 Market Opportunity and KOL Discussion of HPN328 investor event, we announced the first patients were dosed in our combination cohorts of HPN328 plus atezolzumab (Tecentriq®) in our ongoing Phase 1/2 dose escalation and optimization trial of HPN328.

In October 2023 at the 2023 European Society of Medical Oncology Congress or ESMO, we presented interim monotherapy data from our ongoing Phase 1/2 dose escalation and optimization trial of HPN328. HPN328 was generally well tolerated across all dose cohorts (N=71). Treatment-related adverse events (TRAEs) occurred in 67 patients (94%), and Grade ≥ 3 TRAEs in 18 patients (25%). CRS was most common (59%) and was primarily Grade 1 or 2. There were no dose discontinuations for patients with Grade 1 and 2 CRS. No dose limiting toxicities (DLT) occurred at target doses, and the target maximum tolerated dose (MTD) has not been reached as of the data cut off on September 12, 2023. The preliminary response data for evaluable patients treated in 1 mg priming dose cohorts showed confirmed response rate of 35% (11/31) across all tumor types. In SCLC, the confirmed response rate was 32% (6/19) with one confirmed complete response. In patients with other neuroendocrine tumor types, such as prostate cancer, small cell cervical, small cell bladder, and large cell lung cancer, 42% (5/12) confirmed response rate was observed, including two confirmed complete responses in small cell bladder and small cell cervical tumor types. The duration of response data in the 1 mg priming dose cohorts continues to mature.

In October 2023, we completed enrollment in the Phase 1 monotherapy dose escalation cohorts.

We expect to identify the recommended Phase 2 regimen(s) in the monotherapy setting by the end of 2023 for discussion with regulators in the first half of 2024. We also expect to provide a data update from the ongoing Phase 1/2 study in the first half of 2024. We are planning to conduct one or more Phase 2/3 clinical trials starting in the second half of 2024, pending dose(s) selection and discussion with regulators.

ProTriTAC Pipeline Update

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

HPN601

Our first ProTriTAC candidate is currently in preclinical development. HPN601 targets the epithelial cell adhesion molecule, or EpCAM, which is expressed on variety of solid tumors. IND filing to enable a Phase 1 dose exploration study will be dependent on available resources.

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

Business Operations

Since commencing operations in 2015, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from proceeds from the sale of Series A Preferred Stock, the sale of common stock and payments received under our collaboration agreement with AbbVie.

Since our inception, we have incurred significant net operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs.

In November 2022, the Company's Board approved a corporate restructuring. The restructuring resulted in a reduction in workforce designed to reduce operating expenses and focus the Company’s resources on its clinical programs. The restructuring was completed in June 2023. The costs associated with the restructuring have been realized as of June 30, 2023 and no further costs are anticipated. For the six months ended June 30, 2023 and the year ended December 31, 2022, the Company paid $1.4 million and $0.5 million, respectively, in employee termination benefits.

As part of the restructuring, we completed activities to reduce our corporate facilities footprint. In June 2023, we sublet all of our Cove Lease research labs and associated offices at our facility located in South San Francisco and relocated to offices at our Gateway Lease. We recorded zero and a $1.7 million non-cash impairment charge for the three and nine months ended September 30, 2023, respectively, related to the office relocation. See Note 8 Restructuring and Impairment to our unaudited condensed financial statements included elsewhere in this report for more information.

In March 2023, we entered into a Securities Purchase Agreement, or Purchase Agreement. Pursuant to the Purchase Agreement, we sold and issued (i) 25,000 shares of Series A Preferred Stock and (ii) warrants to purchase up to an aggregate of 748,576 shares of our Common Stock, or the Series A Warrants. The shares of Series A Preferred Stock and accompanying Series A Warrants were sold at a purchase price of $1,000 per share of Series A Preferred Stock. The total gross proceeds we received from the sale of the Series A Preferred Stock and Series A Warrants in the Private Placement were approximately $25.0 million, which does not include any proceeds that may be received upon exercise of the Series A Warrants. As of September 30, 2023, there were 748,576 Series A Warrants issued and outstanding, each exercisable for one share of common stock at price of $9.78885 per share and no warrants had been exercised. We cannot predict with any certainty whether and to what extent the outstanding Series A Warrants will be exercised for cash. See Note 9 Equity and Note 10 Net Loss Per Share Attributable to Common Stockholders to our unaudited condensed financial statements included elsewhere in this report for more information.

As described in Note 11 Subsequent Events to our unaudited condensed financial statements included elsewhere in this report, in October 2023, the Company entered into a Securities Purchase Agreement, or the “October 2023 Financing,” pursuant to which the Company received gross proceeds of $100 million at closing, before deducting placement agent fees and offering expenses, and could receive up to an additional $50 million of gross proceeds upon cash exercise of warrants. We cannot predict with any certainty whether and to what extent the outstanding October 2023 Cash will be exercised.

Our net loss attributable to common stockholders was $1.8 million for the three months ended September 30, 2023. Our net loss attributable to common stockholders was $11.6 million for the three months ended September 30, 2022. As of September 30, 2023, we had an accumulated deficit of $364.6 million. Our primary use of cash is to fund net losses attributable to common stockholders, operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses attributable to common stockholders for the foreseeable future, and we expect our research and development expenses and our general and administrative expenses will continue to increase.

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
•
incur additional costs associated with operating as a public company, including significant legal, accounting, and investor relations.

During the three and nine months ended September 30, 2023, the Company sold 283,525 and 487,287 shares under the Sales Agreement for total net proceeds of approximately $2.4 million and $4.2 million, respectively. From inception through September 30, 2023, the Company had sold a total of 775,720 shares of its common stock under the Sales Agreement, resulting in aggregate net proceeds of approximately $15.4 million. As of September 30, 2023, there was approximately $59.6 million remaining available under the terms of the Sales Agreement.

Collaborations with AbbVie

Development and Option Agreement

On November 20, 2019, we entered into a Development and Option Agreement, which we refer to, as amended, as the Development and Option Agreement, with AbbVie in connection with our HPN217 program, which targets BCMA. Pursuant to such agreement, we granted to AbbVie an option to a worldwide, exclusive license to our patents and know-how applicable to the HPN217 program to develop, manufacture, and commercialize products arising from the HPN217 program and targeting BCMA, or HPN217 Products. Under the Development and Option Agreement, we filed an IND for HPN217 and are responsible for conducting clinical development activities pursuant to a mutually agreed upon development plan, including conducting a Phase 1 trial of HPN217, in order for AbbVie to determine whether it wishes to exercise its option to a worldwide, exclusive license to such HPN217 program. We initiated a Phase 1 clinical trial in April 2020.

AbbVie paid an upfront payment of $30.0 million and, in June 2020, a development milestone payment of $50.0 million, as we dosed our first patient in the Phase 1 trial of HPN217 in April 2020.

In June 2023, we announced we had completed planned patient enrollment in the Phase 1 clinical trial and had agreed with AbbVie on the patient follow-up time required to collect and compile the Opt-in report data. As a result, the estimate of delivering the Opt-in report was accelerated and we noted a change in the measurement of performance obligation based on remaining efforts around collecting and analyzing the data from the Phase 1 clinical trial and delivering the Opt-in report to AbbVie. In the three months ended June 30, 2023, we realized additional deferred revenue of $4.2 million from the change in estimate.

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

In September 2023, AbbVie notified us that it will not exercise the exclusive license option. As of September 30, 2023, there were no remaining performance obligations under the Agreement. The HPN217 program has been and will remain exclusively owned by us, and we plan to complete the ongoing Phase 1 clinical trial.

Accordingly, of the $30.0 million upfront payment received in 2019 and $50.0 million development milestone received in 2020, the remaining $4.4 million and $21.6 million of revenue was recognized for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, we have a zero balance in deferred revenue related to the Development and Option Agreement.

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

We recognize revenue under the Restated Collaboration Agreement over a period in which related research and development activities occur. As of June 30, 2023, we determined that a transaction price of $20.0 million was still appropriate and that we had completed the performance obligation for the two additional targets. As such, as of June 30, 2023 the entire $20.0 million was recognized.

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

Financial Operations Overview

As described in Note 11 Subsequent Events to our unaudited condensed financial statements included elsewhere in this report, in October 2023, we entered into a Securities Purchase Agreement, or the “October 2023 Financing,” pursuant to which we received gross proceeds of $100 million at closing, before deducting placement agent fees and offering expenses, and could receive up to an additional $50 million of gross proceeds upon cash exercise of warrants. We cannot predict with any certainty whether and to what extent the outstanding October 2023 Cash Warrants will be exercised.

In connection with the October 2023 Financing, the requisite holders of the Series A Preferred Stock approved an extension of the anniversary redemption date of the Series A Preferred Stock from March 23, 2026, or 3 years, (the third anniversary of the original issuance date) to March 23, 2028, or 5 years, (the fifth anniversary of the original issuance date).

Revenue

We have no products approved for commercial sale and have not generated any revenue from product sales. Our collaboration and license revenue to date is related to work performed by us under the Restated Collaboration Agreement and Development and Option Agreement and is recognized when designated research and development services are performed. To date, we have not received any milestone or royalty payments under the Original Collaboration Agreement or the Restated Collaboration Agreement. We expect that any collaboration and license revenue we generate from the Restated Collaboration Agreement and any future collaboration partners will fluctuate from period to period as a result of the timing and amount of milestones and other payments. Additionally, for research and development services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use significant judgment. If our estimates or judgments change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. We expect to continue to incur expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or the SEC, Nasdaq and any other securities exchange on which our securities are traded, insurance expenses, investor relations activities and other administrative and professional services.

Restructuring and Impairment

In June 2023, we completed the restructuring plan, including initiatives to reduce our corporate facilities footprint. In June 2023, we sublet all of our Cove Lease research labs and associated offices and relocated to offices under the Gateway Lease. We recorded non-cash impairment charges related to the Cove Lease right-of-use assets and leasehold improvements reducing the carrying value to fair value based on a discounted cash flow approach.

The restructuring was completed in June 2023. The costs associated with the restructuring have been realized as of June 30, 2023 and no further costs are anticipated.

Interest Income, net

Interest income, net is primarily comprised of interest income on cash, cash equivalents and marketable securities.

Interest Expense

Interest expense is due to accretion of the redemption value of the Series A Preferred Stock.

Other Income (Expense), net

Other income (expense), net is primarily comprised of the fair value change in the embedded redemption liability of the Series A Preferred Stock, amortization of deferred equity issuance costs and foreign currency transaction gains or losses related to certain transactions with European third-party vendors.

Results of Operations

Comparison of the three and nine months ended September 30, 2023 and 2022

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Change				Change
	2023	2022	($)	(%)	2023	2022	($)	(%)
	(dollars in thousands)				(dollars in thousands)
Revenue:
Collaboration and license revenue	$4,448	$13,617	$(9,169)	-67%	$33,252	$27,826	$5,426	19%
Total revenue	4,448	13,617	(9,169)	-67%	33,252	27,826	(23,378)	-84%
Operating expenses:
Research and development	12,325	20,977	(8,652)	-41%	39,684	62,446	(22,762)	-36%
General and administrative	4,262	4,529	(267)	-6%	12,250	14,993	(2,743)	-18%
Impairment of long-lived assets	—	—	—	*	1,729	—	1,729	*
Total operating expenses	16,587	25,506	(8,919)	-35%	53,663	77,439	(23,776)	-31%
Loss from operations	(12,139)	(11,889)	(250)	-2%	(20,411)	(49,613)	29,202	59%
Interest income, net	480	289	191	66%	1,520	433	1,087	251%
Interest expense	(2,046)	—	(2,046)	*	(3,744)	—	(3,744)	*
Other income (expense), net	11,903	(40)	11,943	*	10,556	(132)	10,688	*
Net loss attributable to common stockholders	$(1,802)	$(11,640)	$9,838	85%	$(12,079)	$(49,312)	$37,233	-76%
* Not meaningful

Revenue

Collaboration and license revenue decreased by $9.2 million, or 67%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was due to no collaboration revenue in the period and lower Development and Option Agreement revenue for research and development services performed.

Collaboration and license revenue increased by $5.4 million, or 19%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to higher collaboration revenue recognized in the period.

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Product and clinical development	$5,973	$10,271	$16,967	$28,655
Research and technology services	439	1,491	1,379	2,920
Laboratory supplies and equipment	40	583	301	1,830
Pharmacology services	—	39	—	468
Personnel-related	3,248	5,605	11,401	20,032
Facility and other allocated expenses	1,183	1,936	5,041	6,123
Consulting	1,296	1,052	4,449	2,418
Total research and development expenses	$12,179	$20,977	$39,538	$62,446

Research and development expenses decreased by $8.7 million, or 41%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily due to a $4.3 million decrease in product and clinical development expense due to the termination and winddown of HPN424 and HPN536 studies, a $3.5 million decrease in personnel and research activities associated with the corporate restructuring, and a $1.1 million decrease in laboratory supplies and facility, as a result of winddown in research activities associated with the corporate restructuring partially offset by a $0.2 million increase in consulting expenses.

Research and development expenses decreased by $22.8 million, or 36%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily due to a $11.7 million decrease in product and clinical development expense due to the termination and winddown of HPN424 and HPN536 studies, a $10.6 million decrease in personnel and research activities associated with the corporate restructuring, a $2.5 million decrease in facilities, laboratory supplies and equipment as a result of winddown in research activities associated with the corporate restructuring, partially offset by a $2.0 million increase in consulting expenses and a $0.5 million decrease in pharmacology services.

General and Administrative

General and administrative expenses decreased by $0.3 million, or 6%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily due to a $0.5 million decrease in personnel-related expenses attributed primarily to a decrease in stock-based compensation expense, and a $0.1 million decrease in legal, marketing and consulting fees related to corporate legal and accounting services, partially offset by a $0.3 million increase in facility and other allocated expenses.

General and administrative expenses decreased by $2.7 million, or 18%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily due to a $2.2 million decrease in personnel-related expenses attributed primarily to a decrease in stock-based compensation expense, a $0.8 million decrease in legal and consulting fees related to corporate legal and accounting services, and a $0.3 million decrease in marketing costs related to market research, partially offset by a $0.5 million increase in facility and other allocated expenses.

Restructuring and Impairment

We initiated activities to reduce our corporate facilities footprint. In June 2023, we sublet all of our Cove Lease research labs and associated offices and relocated to a smaller office under the Gateway Lease. The restructuring was completed in June 2023. The costs associated with the restructuring have been realized as of June 30, 2023 and no further costs are anticipated. For the three and nine months ended September 30, 2023, we recorded non-cash impairment charges of zero and $0.9 million to the Cove Lease right-of-use assets and $0.8 million to the Cove Lease leasehold improvements, respectively, related to the relocation of the office.

Interest Income, net

Interest income, net increased by $0.2 million, or 66%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase is due to higher interest yields earned on cash, money-market and short-term securities balances and accretion income of discounts from marketable securities.

Interest income, net increased by $1.1 million, or 251%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase is due to higher interest yields earned on cash, money-market and short-term securities and net accretion income of discounts from marketable securities.

Interest Expense

Interest expense was $2.4 million and $3.7 million for the three and nine months ended September 30, 2023, respectively, compared to zero for the three and nine months ended September 30, 2022. The interest expense is due to accretion of the redemption value attributable to Series A Preferred Stock issued in the three month period ended March 31, 2023.

Other Income (Expense), net

Other income (expense), net increased to $11.9 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase is primarily due to a $11.2 million remeasurement fair value decrease in the embedded redemption liability of the Series A Preferred Stock, a $0.6 million of straight-line recognition of sublease income and a $0.1 million net gain from disposal of assets.

Other income (expense), net increased by $10.7 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase is primarily due to $11.2 million remeasurement fair value decrease in the embedded redemption liability of the Series A Preferred Stock, $0.6 million straight-line recognition of sublease income offset by $0.1 million of issuance costs allocated to the embedded redemption liability value associated with the Series A Preferred Stock.

Liquidity and Capital Resources

Liquidity

Since our inception and through September 30, 2023, we have financed our operations primarily through proceeds from the issuance of convertible notes, the sale of redeemable convertible preferred stock and warrants, the sale of common stock, Series A Preferred Stock, and upfront payments received by us from our collaboration and license agreements.

During the three and nine months ended September 30, 2023, we sold 283,525 and 487,287 shares under the Sales Agreement for total net proceeds of approximately $2.4 million and $4.2 million, respectively. From inception through September 30, 2023, we had sold a total of 775,720 shares of its common stock under the Sales Agreement, resulting in aggregate net proceeds of approximately $15.4 million. As of September 30, 2023, there was approximately $59.6 million remaining available under the terms of the Sales Agreement.

In November 2022, the Company's Board approved a corporate restructuring. The restructuring resulted in a reduction in workforce designed to reduce operating expenses and focus the Company’s resources on its clinical programs. The restructuring was completed in June 2023. The costs associated with the restructuring have been realized as of June 30, 2023 and no further costs are anticipated. For the six months ended June 30, 2023 and the year ended December 31, 2022, the Company paid $1.4 million and $0.5 million, respectively, in employee termination benefits.

In March 2023, we sold and issued (i) 25,000 shares of Series A Preferred Stock and (ii) Series A Warrants to purchase up to an aggregate of 748,576 shares of the Company’s Common Stock. The shares of Series A Preferred Stock and accompanying Series A Warrants were sold at a purchase price of $1,000 per share of Series A Preferred Stock. The total gross proceeds we received from the sale of the Series A Preferred Stock and Series A Warrants in the Private Placement was approximately $25.0 million, which does not include any proceeds that may be received upon exercise of the Series A Warrants.

As of September 30, 2023, there were 748,576 Series A Warrants issued and outstanding, each exercisable for one share of common stock at price of $9.78885 per share and no warrants had been exercised.

As of September 30, 2023, we had $31.6 million in cash, cash equivalents, and marketable securities, an accumulated deficit of $364.6 million and working capital of $16.2 million.

As described in Note 11 Subsequent Events to our unaudited condensed financial statements included elsewhere in this report, in October 2023, the Company entered into a Securities Purchase Agreement, or the “October 2023 Financing,” pursuant to which the Company received gross proceeds of $100 million at closing, before deducting placement agent fees and offering expenses, and could receive up to an additional $50 million of gross proceeds upon cash exercise of warrants, .

Based on our current operating plan and our expectations regarding the timing of the clinical development programs, we believe that our existing cash, cash equivalents, and marketable securities, including the net cash proceeds we received from our October 2023

Financing, will be sufficient to fund our projected operating requirements at least for the next 12 months. In the absence of potential proceeds from exercises of currently outstanding Series A Warrants and October 2023 Cash Warrants, we will require substantial additional funding to further advance our clinical programs, and our need for additional funds may arise sooner than planned. We cannot predict with any certainty whether and to what extent or when the outstanding Series A Warrants or October 2023 Cash Warrants will be exercised for cash.

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

In March 2020, we entered into a Sales Agreement with Cantor Fitzgerald under which we may offer and sell, from time to time at our sole discretion through Cantor Fitzgerald, as our sales agent, shares of our common stock having an aggregate offering price of up to $75.0 million. We have filed a shelf registration statement on Form S-3 with the SEC, which will permit the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our securities. Cantor Fitzgerald may sell the common stock by any method permitted by law deemed to be an “at the market offering” or ATM facility as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through Nasdaq or on any other existing trading market for our common stock.

During the three and nine months ended September 30, 2023, we sold 283,525 and 487,287 shares under the Sales Agreement for total net proceeds of approximately $2.4 million and $4.2 million, respectively. From inception through September 30, 2023, we had sold a total of 775,720 shares of its common stock under the Sales Agreement, resulting in aggregate net proceeds of approximately $15.4 million. As of September 30, 2023, there was approximately $59.6 million remaining available under the terms of the Sales Agreement.

Cash Flows

	For the Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(50,991)	$(70,792)
Investing activities	(10,964)	75,490
Financing activities	27,612	983
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(34,343)	$5,681

Cash Flows from Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was $51.0 million, which consisted of a net loss attributable to common stockholders of $12.1 million and a net decrease of $39.9 million in our net operating assets and liabilities, partially offset by $1.0 million in non-cash charges. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $33.3 million resulting from the recognition of revenue related to the AbbVie Restated Collaboration Agreement and the Development Option Agreement, a decrease in prepaid expenses and other assets of $1.3 million resulting primarily from the timing of payments made for ongoing research and development activities, a decrease of $3.9 million in accounts payable and accrued liabilities, and a decrease of $1.5 million in operating lease obligations. The non-cash changes consisted of a decrease in the remeasured fair value of embedded redemption liability of the Series Preferred Stock of $11.0 million offset by stock-based compensation of $3.1 million, Cove Lease right-of-use assets and leasehold improvements asset impairment of $1.7 million, accretion of the redemption value discount attributable to the sale of the Series A Preferred Stock of $3.7 million, issuance costs for issuance cost for embedded redemption liability of $0.8 million, depreciation and amortization of $1.3 million, non-cash lease expense of $1.1 million, loss on sale and disposal of fixed assets of $0.4 million, and net amortization of (discounts) and premiums on marketable securities of $0.2 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities of $11.0 million was primarily from $15.7 million in purchases of short-term marketable securities and $0.1 million purchases of fixed assets partially offset by $3.5 million in proceeds from the maturities of short-term marketable securities and $1.3 million in proceeds from the sale of equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities of $27.6 million was primarily from $23.7 million in net proceeds received from the sale of the Series A Preferred Stock, $4.0 million in net proceeds from the sale of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald, and $0.2 million in proceeds from purchases of our common stock under our 2019 employee stock purchase plan, partially offset by $0.3 million of payments of deferred issuance costs.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our initial public offering which is December 31, 2024, (b) in which we have total annual gross revenues of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information in this section.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed at a reasonable assurance level and, based on our management’s evaluation, are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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
•
If we fail to maintain compliance with any of the Nasdaq listing requirements, it could have a material adverse effect on the liquidity of our common stock.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. These trials and other trials we conduct have in the past and may in the future be subject to delays as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. We have ongoing Phase 1/2 clinical trials, which could generate adverse events that may cause us to delay these trials or halt further development. For example, in November 2022, we voluntarily paused enrollment into our ongoing Phase 1/2 safety study of HPN328 following two events of Grade 3 cytokine release syndrome following an initial 2mg priming dose of HPN328. Although we subsequently resumed enrollment in the study, we cannot be certain that our mitigation efforts, including, reduction of the priming dose and a protocol amendment to exclude patients requiring supplemental oxygen therapy, will avoid future toxicities or deaths, particularly as we escalate the target dose. Regulatory authorities, including the FDA and IRBs, may impose a clinical hold or suspend the trial, preventing further enrollment.

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

In October 2023, we reported one treatment related Grade 5 adverse event to FDA, in which a patient with preexisting interstitial lung disease in our HPN328 Phase 1 trial died as a result of pneumonitis. As clinical development progresses, additional treatment related adverse events may occur.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of HPN217 and HPN328, and as we continue to research and develop other potential product candidates, including HPN601. As a result, we may at times reevaluate our corporate priorities and development plans. For example, in 2022, based on our decision to prioritize certain assets in our portfolio, we announced the termination of further development of our HPN424 and HPN536 programs, a corporate restructuring and a reduction in workforce designed to reduce discovery research and operating expenses while focusing our resources on our clinical pipeline.

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

Based on our current business plans, we believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our planned operations for at least the next 12 months from the date of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financing or other sources, such as strategic collaborations. Such financings may result in dilution to our stockholders, the imposition of burdensome covenants and repayment obligations, and other restrictions that may affect our business. For example, in March 2023, we raised approximately $25 million through a private placement transaction pursuant to which we sold 25,000 shares of preferred stock, or the Series A Preferred Stock, with rights that are superior to those of our common stockholders and warrants ("Series A Warrants") to purchase up to 748,576 shares of our common stock (such transaction, March 2023 Preferred Financing); in October 2023, we raised gross proceeds of approximately $100 million, through a private placement transaction pursuant to which we sold 12,805,350 shares of our common stock, October 2023 Pre-Funded Warrants to purchase up to 4,362,000 shares of our common stock, and accompanying October 2023 Cash Warrants to purchase up to an aggregate of 8,583,675 shares of our common stock (such transaction, the October 2023 Financing); we also sell shares of our common stock from time to time, under our “at-the-market” offering program, pursuant to our sales agreement with Cantor Fitzgerald, or Sales Agreement. The warrants issued in the March 2023 Preferred Financing and the October 2023 Financing may never be exercised and, accordingly, we may never receive any proceeds related to such warrants.

Furthermore, if we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, pursuant to the terms of our Series A Preferred Stock, we will be required to use a portion of the net proceeds from certain licensing or collaboration arrangements to redeem shares of Series A Preferred Stock, and, accordingly, we may require additional capital to fund our operating plans. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of developing our product candidates, and conducting preclinical studies and clinical trials, including our Phase 1 trial of HPN217, Phase 1/2 trial of HPN328, our future Phase 1 trial of HPN601 and the winddown of our Phase 1/2a trials of HPN536 and HPN424;
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
•
our ability to receive proceeds from the exercise of the currently outstanding warrants; and
•
the extent to which we acquire or invest in business, products and technologies, and any other licensing or collaboration arrangements for any of our product candidates.

Declines in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, our ability to maintain compliance with the Nasdaq stockholders' equity listing requirement. See the risk factor titled “If we fail to maintain compliance with any of the Nasdaq listing requirements, it could have a material adverse effect on the liquidity of our common stock" below. Additional funds may not be available when we need them, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we could be required to:

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

We are an early clinical-stage immunotherapy company with a limited operating history. We incurred net losses attributable to common stockholders of $12.1 million and $49.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $364.6 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs, interest expense and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our product candidates. We anticipate that our expenses will increase substantially as we:

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

We have financed our operations to date primarily through payments received under collaboration and licensing agreements and the sale of capital stock, including cash proceeds from our October 2023 Financing, our March 2023 Preferred Financing of Series A Preferred Stock, and our 2021 follow on common stock offering and sales pursuant to our Sales Agreement with Cantor Fitzgerald. We have devoted a significant portion of our financial resources and efforts to developing our TriTAC, ProTriTAC and TriTAC-XR platforms, identifying potential product candidates, conducting preclinical studies of a variety of product candidates, and preparing for and conducting clinical trials of product candidates. We are in the early stages of development of our product candidates, and we have not completed development and commercialization of any TriTAC, ProTriTAC or TriTAC-XR product candidate.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity or debt financings, and future licenses or collaborations, together with our existing cash and cash equivalents. In order to accomplish our business objectives and further develop our product pipeline, we will, however, need to seek additional funds. If we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of current holders will be diluted, and the terms of new securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. For example, in March 2023, we raised approximately $25 million in our March 2023 Preferred Financing, in which we sold 25,000 shares of Series A Preferred Stock with rights that are superior to those of our common stockholders, as well as warrants to purchase up to 748,576 shares of our common stock; in the event of our voluntary or involuntary liquidation, dissolution or winding up, or the occurrence of a Deemed Liquidation Event (as defined in our certificate of designation), holders of our Series A Preferred Stock then outstanding are entitled to be paid prior to common stock holders. In addition, in our March 2023 Preferred Financing, we raised gross proceeds of approximately $100 million, through a private placement transaction, the October 2023 Financing, pursuant to which we sold 12,805,350 shares of our common stock, October 2023 Pre-Funded Warrants to purchase up to 4,362,000 shares of our common stock, and accompanying October 2023 Cash Warrants to purchase up to an aggregate of 8,583,675 shares of our common stock. Issuances like these, and the possibility of additional issuances, including the issuance of common stock upon the exercise of our outstanding warrants, may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring, selling or licensing intellectual property rights, which could adversely impact our ability to conduct our business.

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

•
the U.S. federal civil and criminal false claims, including the False Claims Act, which prohibit, among other things, including through civil whistleblower or qui tam actions, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. Pharmaceutical manufacturers can cause false claims to be presented to the U.S. federal government by, among other things, engaging in impermissible marketing practices, such as the off-label promotion of a product for an indication for which it has not received FDA approval. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
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

In addition, if we have any product candidate approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about pharmaceutical products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label based on the physician's independent medical judgment. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenues or profits; increases in the costs of our products; reductions in the use or adoption of our products; and other adverse business consequences.

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

In November 2022, we announced a corporate restructuring designed to reduce operating expenses and focus our resources on our clinical pipeline. In connection with the restructuring plan, our workforce was reduced by approximately 45%, with the reductions completed in June 2023. The costs associated with the restructuring have been realized as of June 30, 2023 and no further costs are anticipated. In June 2023, we also completed activities to reduce our corporate facilities footprint by subletting all of our office and laboratory space in South San Francisco, California pursuant to our August 2018 lease, or the Cove Lease, and relocated to offices at our Gateway Lease.

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, increased interest rates, inflationary pressures, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts in Ukraine and Israel, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine and Israel, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver.

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
•
business interruptions resulting from political instability and geo-political actions, particularly in foreign economies and markets (such as the conflicts in Ukraine and Israel), and other instances of war and terrorism, or health pandemics or epidemics, natural disasters, including earthquakes, typhoons, floods and fires.

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

In 2021 and 2022 we announced changes in our executive leadership positions. Changes in management may cause disruption in our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. In particular, the loss of key managers could delay our research and development activities. Transitions may also cause uncertainty among investors, employees and others concerning our future direction and performance.

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

As of October 31, 2023, we had 53 full-time employees. In order to progress our development, regulatory and sale and marketing capabilities, we expect to need to, over the long-term, significantly grow the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage any anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to efficiently utilize, recruit and train qualified personnel. Due to our limited financial resources, including recent cost-containment objectives, and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage any expansion of our operations or efficiently utilize, recruit and train qualified personnel. Any future expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage our operations and any growth of our operations could delay the execution of our business plans or disrupt our operations.

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

International applications under the Patent Cooperation Treaty, or PCT, are usually filed within 12 months after the priority filing. Based on the PCT filing, national and regional patent applications may be filed in additional jurisdictions where we believe our product candidates may be marketed. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. Filing, prosecuting and defending patents on all of our research programs and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, we may decide to abandon national and regional patent applications before or after grant. Finally, the grant proceeding of each national/regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant patent offices, while granted by others. Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. It is common that depending on the country, the scope of patent protection may vary for the same product candidate and/or technology. As such, we do not know the degree of future protection that we will have on our technologies and product candidates.

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

Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the recent case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. More recently, in Amgen Inc. v. Sanofi, the U.S. Supreme Court affirmed the Federal Circuit’s holding that claims with functional language may pose high hurdles in fulfilling the enablement requirement for claims with broad functional language. We cannot predict how this and future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Similarly, there is complexity and uncertainty related to European patent laws. For example, the European Patent Convention patent system is relatively stringent in the type of amendments that are allowed during prosecution. Further, as of June 2023, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the Unitary Patent Court, or the UPC. This is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. These limitations and requirements could adversely affect our ability to obtain new patents in the future that may be important for our business.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Giving effect for the 1 for 10 reverse stock split effective September 1, 2023, since our common stock were sold in our initial public offering in February 2019 at a price of $140.00 per share, the reported low and high sales prices of our common stock through October 31, 2023 have ranged from $3.11 to $252.35, respectively.

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
•
general political and economic conditions, such as the geopolitical instability resulting from the conflicts in Ukraine and Israel or historically high inflation;
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

If we fail to maintain compliance with any of the Nasdaq listing requirements, it could have a material adverse effect on the liquidity of our common stock.

Our common stock currently trades on the Nasdaq Capital Market. The Nasdaq Stock Market LLC, or Nasdaq, has requirements that a company must meet in order to remain listed on Nasdaq. For example, Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per share of our common stock and either (i) a minimum level of stockholders’ equity or (ii) a minimum value of market capitalization.

On March 29, 2023, we received a letter from Nasdaq Staff notifying us that the bid price of our common stock had closed below $1.00 per share for the last 30 consecutive business days and we had 180 calendar days to regain compliance with the minimum bid price requirement. On September 1, 2023, we effected a reverse stock split of our outstanding common stock at a ratio of one-for-ten. On September 19, 2023, we received notice that the Nasdaq Staff had determined that we had regained compliance with Nasdaq’s minimum closing bid price requirement. However, it is possible that the reverse stock split may not prevent our common stock from dropping below the Nasdaq minimum closing bid price requirement in the future.

On March 30, 2023, we received a notification letter from Nasdaq Staff, or the Stockholders’ Equity Notice, indicating that our stockholders’ equity did not satisfy Nasdaq’s continued listing requirement. We had 45 calendar days from the date of the Stockholders’ Equity Notice to submit to Nasdaq a plan to regain compliance with Nasdaq’s stockholders equity requirement and we submitted such plan on May 15, 2023.

On June 7, 2023, Nasdaq granted us an extension to September 26, 2023 for us to provide evidence of compliance. On September 27, 2023, we received a written notice from the Nasdaq Staff indicating that we did not meet the terms of Nasdaq’s extension by making public disclosure evidencing compliance by with its minimum stockholders' equity requirement ahead of the September 26, 2023 deadline. We requested a hearing before the Nasdaq Hearings Panel, which stayed further action by Nasdaq Staff, and this hearing was scheduled for November 30, 2023.

As of September 30, 2023, our stockholders’ equity was $4.5 million, which satisfies the minimum listing requirements on the Nasdaq Capital Markets. Furthermore, subsequent to the closing of our October 2023 Financing, our market capitalization has been above the Nasdaq minimum $35 million requirement for 10 consecutive business days. On November 8, 2023, we received notice that the Nasdaq Staff determined that we had regained compliance with all applicable continued listing standards.

While we have regained compliance with the Nasdaq’s continued listing requirements, it is possible in the future we may fall back out of compliance with requirements for continued listing on Nasdaq, in which case, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.

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

In March 2023, we raised approximately $25 million in additional capital through our March 2023 Preferred Financing, pursuant to which we sold 25,000 shares of Series A Preferred Stock and warrants to purchase up to an aggregate of 748,576 shares of common stock to investors. We are required to redeem the Series A Preferred Stock at certain specified times and upon the occurrence of certain specified events, including upon the receipt of proceeds in connection with certain strategic transactions, at the applicable redemption price set forth in the certificate of designation of the Series A Preferred Stock, or the Certificates of Designation. Upon liquidation, dissolution or winding up of our company, the holders of Series A Preferred Stock will be entitled to receive, in preference to the holders of any other capital stock, an amount per share equal to the greater of (i) $1,000 multiplied by 3.5 (or 4.5 from and after the 18 month anniversary of the closing of the March 2023 Preferred Financing) plus accrued and unpaid dividends thereon, if any, and (ii) the amount a holder of Series A Preferred Stock would have been entitled to receive had such holder exchanged the share of Series A Preferred Stock for a number of shares of common stock equal to (x) 1,000 plus all accrued but unpaid dividends, divided by (y) the “Minimum Price” as defined in Nasdaq Rule 5635(d). Additionally, as long as there is at least 2,500 shares of Series A Preferred Stock outstanding, unless we have received the consent of the Requisite Holders (as defined in the Certificate of Designation), we are prohibited from taking certain actions, including, among other things, subject to certain exceptions, authorizing or issuing any securities senior to the Series A Preferred Stock, actions that would impede our ability to make required redemptions of the Series A Preferred Stock, incur indebtedness, transfer or license certain assets, and redeem or repurchase shares of our capital stock. In addition, holders of the Series A Preferred Stock are entitled to receive, when, as, and if declared by our board of directors, dividends that accrue on a day-to-day basis until paid at a rate of 8.000% per year on the stated value of $1,000 per share of Series A Preferred Stock, and unless full cumulative dividends have been paid, we may not declare or pay any dividends on any junior securities, including our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of October 31, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates owned approximately 63% of our outstanding voting common stock. These stockholders collectively own more than a majority of our voting stock, and continue to have significant influence over matters requiring stockholder approval. Therefore, these stockholders will have the ability to influence us through this ownership position. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. Additionally, as of October 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 58% of our outstanding Series A Preferred Stock. These holders of our Series A Preferred Stock have consent rights with respect to certain actions, limiting our ability to enter into certain change in control, liquidation or licensing transactions, or incur indebtedness without their approval. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders

Sales of substantial amounts of our outstanding common stock in the public market could cause our common stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

In addition, in connection with the March 2023 Preferred Financing, we issued warrants to purchase up to 748,576 shares of common stock. In connection with the October 2023 Financing, we issued 4,362,000 October 2023 Pre-Funded Warrants in lieu of shares of common stock and October 2023 Cash Warrants to purchase up to an aggregate of 8,583,675 shares of our common stock. To the extent these warrants are exercised, our stockholders would be diluted, and the price of our common stock may decline.

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

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential and sensitive data, including personal information (such as health-related data), intellectual property, and trade secrets. We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. We also rely on third-party service providers and technologies to operate our business. parties and their information technology systems. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38800	3.1	8/5/2019

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant	8-K	001-38800	3.1	9/1/2023

3.3	Certificate of Designation of Preferences, Rights and Limitations of 8.000% Series A Redeemable Preferred Stock	8-K	001-38800	3.1	3/27/2023

3.4	Amended and Restated Bylaws of the Registrant	8-K	001-38800	3.2	2/13/2019

4.1	Form of March 2023 Common Stock Purchase Warrant	8-K	001-38800	4.2	3/27/2023

4.2	Registration Rights Agreement by and among the Registrant and the investors named therein, dated as of March 22, 2023	8-K	001-38800	10.2	3/27/2023

4.3	Form of October 2023 Common Stock Purchase Warrant	8-K	001-38800	4.1	10/24/2023

4.4	Form of October 2023 Pre-Funded Purchase Warrant	8-K	001-38800	4.2	10/24/2023

4.5	Form of Registration Rights Agreement by and among the Registrant and the investors named therein, dated as of October 22, 2023	8-K	001-38800	10.2	10/24/2023

10.1	Form of Securities Purchase Agreement by and among the Registrant and the purchasers named therein, dated as of October 22, 2023	8-K	001-38800	10.1	10/24/2023

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Definition Linkbase Document

101.DEF	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Date: November 9, 2023

HARPOON THERAPEUTICS, INC.

By:	/s/ Julie Eastland
Julie Eastland President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank Lanza
Frank Lanza
Corporate Controller (Principal Financial & Accounting Officer)